Form 10-Q
period 2023-03-31
Structure Therapeutics Inc.
filed 2023-05-11
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of May 10, 2023 was 114,798,193, comprised of 107,387,675 ordinary shares and 7,410,518 non-voting ordinary shares. 37,053,000 ordinary shares were held in the form of ADSs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical trials;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and
●	the ongoing impact of geopolitical and macroeconomic factors.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon these forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. The forward-looking statements made in this Quarterly report relate only to events or information as of the date on which the statements are made in this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our American Depositary Shares (“ADSs”). The principal risks and uncertainties affecting our business include the following:

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
◾	Our business and the business or operations of third parties with whom we conduct business has been and could continue to be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.
◾	Changes in the political and economic policies of the Chinese government or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$126,493	$26,091
Short-term investments	114,369	64,750
Prepaid expenses and other current assets	5,293	2,248
Total current assets	246,155	93,089
Property and equipment, net	961	1,031
Operating right-of-use assets	178	262
Other non-current assets	59	3,463
Total assets	$247,353	$97,845
Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,945	$6,009
Accrued expenses and other current liabilities	5,889	6,741
Operating lease liabilities, current portion	168	260
Total current liabilities	11,002	13,010
Total liabilities	11,002	13,010
Commitments and contingencies (Note 5)
Series A redeemable convertible preferred shares – $0.0001 par value, 0 and 19,200 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $32,001 as of March 31, 2023 and December 31, 2022, respectively)	—	32,001
Series A+ redeemable convertible preferred shares – $0.0001 par value, 0 and 12,800 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $26,000 as of March 31, 2023 and December 31, 2022, respectively )	—	26,000
Series B redeemable convertible preferred stock – $0.0001 par value, 0 and 32,857 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $133,015 as of March 31, 2023 and December 31, 2022, respectively)	—	133,015
Series B‑1 redeemable convertible preferred stock – $0.0001 par value, 0 and 2,161 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $7,000 as of March 31, 2023 and December 31, 2022, respectively)	—	8,959
Shareholders’ equity (deficit):
Undesignated shares – $0.0001 par value; 100,000 and 0 shares authorized as of March 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Ordinary shares – $0.0001 par value; 500,000 and 432,982 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 114,730 and 10,527 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11	1
Additional paid-in capital	371,120	1,921
Accumulated other comprehensive income (loss)	147	(110)
Accumulated deficit	(134,927)	(116,952)
Total shareholders’ equity (deficit)	236,351	(115,140)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$247,353	$97,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Operating expenses:
Research and development	$13,135	$8,492
General and administrative	6,514	4,460
Total operating expenses	19,649	12,952
Loss from operations	(19,649)	(12,952)
Interest and other income (expense), net	1,699	(69)
Loss before provision for income taxes	(17,950)	(13,021)
Provision for income taxes	25	60
Net loss attributable to ordinary shareholders	$(17,975)	$(13,081)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(1.44)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	71,655	9,063
Other comprehensive loss:
Unrealized gain (loss) on investments, net	257	(35)
Total other comprehensive gain (loss)	257	(35)
Comprehensive loss	$(17,718)	$(13,116)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

												ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—
Issuance of ordinary share upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	$—	—	$—	—	$—	—	$—	114,730	$11	$371,120	$147	$(134,927)	$236,351

												ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	DEFICIT
Balance at December 31, 2021	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$—	$—	$(64,736)	$(64,735)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	620	—	—	620
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,081)	(13,081)
Balance at March 31, 2022	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$620	$(35)	$(77,817)	$(77,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,975)	$(13,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,533	620
Depreciation	70	70
Non-cash lease expense	84	82
Accretion of net investment premium (discount)	(346)	(17)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,045)	(97)
Other non-current assets	(59)	—
Accounts payable	(923)	(1,563)
Accrued expenses and other current liabilities	(555)	536
Operating lease liabilities	(92)	(74)
Deferred tax liability	—	6
Net cash used in operating activities	(20,308)	(13,518)
Cash flows from investing activities
Purchases of short-term investments	(190,096)	(41,653)
Maturities of short-term investments	141,080	2,000
Purchases of property and equipment	—	(65)
Net cash used in investing activities	(49,016)	(39,718)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	172,296	—
Payments of deferred offering costs	(2,601)	(1,448)
Proceeds from exercise of share options	31	—
Net cash provided by (used in) financing activities	169,726	(1,448)
Net change in cash and cash equivalents	100,402	(54,684)
Cash and cash equivalents
Beginning of the period	26,091	105,305
End of the period	$126,493	$50,621
Supplemental disclosures of noncash investing and financing activities
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$199,975	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$416	$396

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

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

Initial Public Offering

On February 7, 2023, the Company closed its initial public offering (“IPO”) of American Depositary Shares (“ADSs”). Each ADS represents three ordinary shares. The net proceeds from the IPO were approximately $166.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred shares converted into 67,018,087 ordinary shares. In connection with the completion of its IPO, the Company’s memorandum of association was amended and restated to provide for 500,000,000 authorized ordinary shares with a par value of $0.0001 per share and 100,000,000 authorized shares with a par value of $0.0001 per share, of such class or classes as may be designated by the Company’s board of directors in accordance with the Company’s articles of association.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $134.9 million as of March 31, 2023. Historically, the Company has financed its operations primarily through the private placement of equity securities. On February 7, 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $240.9 million.

The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

Impact of Geopolitical and Macroeconomic Factors

There may be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including the ongoing COVID-19 (coronavirus) pandemic, inflation, supply chain issues, rising interest rates, future bank failures and the impact of the Russia/Ukraine conflict.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional and reporting

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction loss included in determining net loss was not material for the periods presented.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 30, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting periods. Such estimates include lease liability, accruals for research and development activities, ordinary share valuation and related share-based compensation and certain other accrued liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents and short-term investments in excess of the amount of insurance provided on such deposits. The Company invests its cash, cash equivalents and short-term investments in money market funds, corporate debt securities, U.S. government bonds and U.S. government agency bonds. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by investing in investment-grade securities and using banks and institutions it believes are creditworthy. The Company has not experienced any losses on its deposits of cash, cash equivalents and short-term investments to date. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

significant amounts of additional resources, adequate personnel, infrastructure and extensive compliance and reporting.

The Company’s product candidates are still in development and, to date, none of the Company’s product candidates have been approved for sale and, therefore, the Company has not generated any revenue from any of its products.

There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate any revenue from any of its products. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies.

The Company relies and expects to continue to rely on a small number of vendors to manufacture supplies and materials for its use in the clinical trial programs. These programs could be adversely affected by a significant interruption in these manufacturing services.

Credit Losses - Short-Term Investments

For short-term investments in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the short-term investments. If either of these criteria are met, the amortized cost basis will be written down to fair value through earnings.

If not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the short-term investments by a rating agency, and any adverse conditions specifically related to the short-term investments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the short-term investments is compared to the amortized cost basis of the short-term investments. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

Fair Value of Financial Instruments

The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and established a fair value hierarchy based on the inputs used to measure fair value.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value (see Note 4. Fair Value Measurements).

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in shareholders equity (deficit) as a reduction of additional paid-in capital. As of March 31, 2023, there were no deferred offering costs recorded on the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The amendments in this Update are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements and related disclosures.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3.Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2023	2022
Laboratory equipment	$1,098	$1,098
Furniture and fixtures	115	115
Computer equipment and software	58	58
Leasehold improvements	109	109
	$1,380	$1,380
Less: Accumulated depreciation	(419)	(349)
Property and equipment, net	$961	$1,031

Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2023	2022
Accrued compensation	$1,279	$3,544
Accrued research and development expenses	1,898	1,818
Accrued clinical expenses	1,146	438
Accrued professional services	804	313
Income tax and VAT payable	104	174
Accrued other liabilities	658	454
Total accrued expenses and other current liabilities	$5,889	$6,741

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	MARCH 31,				DECEMBER 31,
	2023				2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$120,330	$—	$—	$120,330	$18,994	$—	$—	$18,994
Cash equivalents	120,330	—	—	120,330	18,994	—	—	18,994

U.S. government bonds	25,568	—	—	25,568	11,763	—	—	11,763
U.S. government agency bonds	—	22,256	—	22,256	—	1,794	—	1,794
Corporate debt securities	—	66,545	—	66,545	—	51,193	—	51,193
Short-term investments	25,568	88,801	—	114,369	11,763	52,987	—	64,750
Total fair value of financial assets	$145,898	$88,801	$—	$234,699	$30,757	$52,987	$—	$83,744

	MARCH 31,				DECEMBER 31,
	2023				2022
	AMORTIZED			FAIR	AMORTIZED			FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$120,330	$—	$—	$120,330	$18,994	$—	$—	$18,994
Cash equivalents	120,330	—	—	120,330	18,994	—	—	18,994

U.S. government bonds	25,510	(35)	93	25,568	11,820	(57)	—	11,763
U.S. government agency bonds	22,092	—	164	22,256	1,801	(7)	—	1,794
Corporate debt securities	66,620	(113)	38	66,545	51,239	(49)	3	51,193
Short-term investments	114,222	(148)	295	114,369	64,860	(113)	3	64,750
Total fair value of financial assets	$234,552	$(148)	$295	$234,699	$83,854	$(113)	$3	$83,744

As of March 31, 2023 and December 31, 2022, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three months ended March 31, 2023 and 2022.

The unrealized losses for marketable securities related to changes in interest rates. No allowance for credit losses was recorded as of March 31, 2023 and December 31, 2022, and no impairment losses were recognized for the three months ended March 31, 2023 and 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

5. Commitments and Contingencies

Operating Leases

The maturities of operating lease liabilities as of March 31, 2023, were as follows (in thousands):

MARCH 31,
2023
2023	$171
Total undiscounted lease payments	171
Less: imputed interest	3
Total operating lease liability	168
Less: current portion	168
Operating lease liability, net of current portion	$—

Operating lease cost was $0.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, including $0.2 million and $0.2 million short-term lease costs for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted average remaining lease term was 0.5 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the three months ended March 31, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $0.1 million and $0.1 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of March 31, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Redeemable Convertible Preferred Shares

Under the Company’s Memorandum and Articles of Association, as amended, prior to the IPO, the Company’s redeemable convertible preferred shares were issuable in series.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2022, redeemable convertible preferred shares consisted of the following (in thousands, except share and per share amounts):

	DECEMBER 31, 2022
			SHARES ISSUED
	SHARES	ORIGINAL	AND	CARRYING	LIQUIDATION
SERIES	AUTHORIZED	ISSUE PRICE	OUTSTANDING	VALUE	VALUE
A	19,200,000	$1.6667	19,200,000	$32,001	$32,001
A+	12,799,681	2.0313	12,799,681	26,000	26,000
B	32,857,004	4.0483	32,857,004	133,015	133,015
B-1	2,161,402	3.2386	2,161,402	8,959	7,000
	67,018,087		67,018,087	$199,975	$198,016

Dividends on redeemable convertible preferred shares are noncumulative and none were declared through conversion. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares.

7. Shareholders’ Equity

As of March 31, 2023, the Company’s Memorandum and Articles of Association, as amended, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, both with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s Articles of Association. In May 2023, the Company’s board of directors designated 7,410,518 non-voting ordinary shares in accordance with the Articles of Association, see Note 10. Subsequent Events.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors subject to the prior rights of the preferred shareholders. As of March 31, 2023 and December 31, 2022, no dividends on ordinary shares had been declared by the board of directors.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Options

A summary of share option activity is set forth below (in thousands except per share amounts and years):

		OUTSTANDING AWARDS
	NUMBER			WEIGHTED-
	OF	NUMBER OF		AVERAGE
	SHARES	SHARES	WEIGHTED-	REMAINING
	AVAILABLE	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	FOR	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	GRANT	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2022	977	7,612	$1.62	8.57	$13,283
Additional shares authorized	12,000	—	—
Granted	(4,551)	4,551	5.49
Exercised	—	(26)	1.21
Forfeited	183	(183)	2.69
As of March 31, 2023	8,609	11,954	3.07	8.90	58,066
Exercisable at March 31, 2023		3,090	1.17	7.87	20,883
Vested and expected to vest at March 31, 2023		11,954	3.07	8.90	58,066

The total fair value of options that vested during the three months ended March 31, 2023 and 2022 was $1.3 million and $0.1 million, respectively.

Restricted Shares

Activity with respect to restricted shares was as follows (in thousands, except per share amounts):

	NUMBER OF SHARES
	UNDERLYING	WEIGHTED-
	OUTSTANDING	AVERAGE
	RESTRICTED	GRANT DATE FAIR
	SHARES	VALUE
Unvested, December 31, 2022	327	$0.33
Vested	(245)	0.33
Unvested, March 31, 2023	82	0.33

The fair value of restricted shares vested during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Research and development	$1,592	$259
General and administrative	941	361
Total share-based compensation	$2,533	$620

As of March 31, 2023, the total unrecognized share-based compensation expense related to unvested share options was $24.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.5 years.

As of March 31, 2023, the total unrecognized compensation expense related to unvested restricted shares was less than $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.1 years.

China Employees’ Options

The Company has granted share options to employees based in China. The exercise of share options granted to such employees was conditioned on a liquidity event, such as an IPO or change in control, which was not considered probable until consummated. The liquidity event condition was satisfied upon the closing of the IPO, and the Company recognized cumulative share-based compensation expense for share options granted to employees based in China. For the three months ended March 31, 2023, the Company recognized $1.5 million in share-based compensation expense related to share options granted to employees based in China.

Performance Options

In the three months ended March 31, 2023, the Company's board of directors approved performance share options for 1,200,000 ordinary shares, which were granted under the 2023 Equity Incentive Plan. Each share option will vest over four years, subject to the achievement of certain clinical milestones as determined by the Company’s compensation committee in the first year following the grant, and subject to the employees' continuous service through each vesting date. The achievement of performance milestones was not probable as of March 31, 2023. As such, no share-based compensation expense has been recognized for performance share options during the three months ended March 31, 2023.

Ordinary Share Warrants

In connection with the entering into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”), the Company issued SVB a warrant to purchase shares of its ordinary shares at an exercise price of $0.48 per share (“SVB Warrant”). The SVB Warrant was immediately exercisable for 112,279 ordinary shares of the Company and could have been exercisable for an additional number of ordinary shares equal to 44,567 ordinary shares upon draw of Tranche A under the SVB Agreement and 22,283 ordinary shares upon draw of Tranche B under the SVB Agreement. The warrant for Tranche A shares and Tranche B shares expired on July 31, 2021 and July 31, 2022, respectively, as the Company elected to allow the Tranche A and Tranche B financings to expire unused on July 31, 2021 and July 31, 2022, respectively. In

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

February 2023, SVB fully exercised the SVB Warrant for 106,060 ordinary shares through a cashless exercise.

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Numerator:
Net loss attributable to ordinary shareholders	$(17,975)	$(13,081)
Denominator:
Weighted-average ordinary shares outstanding	71,894	10,894
Less: weighted-average unvested restricted ordinary shares subject to repurchase	(239)	(1,831)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	71,655	9,063
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(1.44)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	MARCH 31,
	2023	2022
Redeemable convertible preferred shares	—	58,863
Options to purchase ordinary shares	11,954	7,075
Ordinary share warrants	—	135
Unvested restricted ordinary share awards	82	1,145
Total	12,036	67,218

9. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) is a member of the Company’s board of directors. During the three months ended March 31, 2023 and 2022, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the three months ended March 31, 2023 and 2022, the Company paid $0 and $0.2 million to Schrödinger, respectively, and had no payable balance to Schrödinger as of March 31, 2023 and December 31, 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONTINUED)

10. Subsequent Events

In May 2023, the Company entered into an Exchange Agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P. (each an “Investor” and together, the “Investors”), who in the aggregate hold more than 5% of the Company’s issued share capital, pursuant to which the Investors delivered to the Company, a total of 7,410,518 ordinary shares of the Company, in exchange for the Company’s delivery of 7,410,518 newly designated non-voting ordinary shares, par value $0.0001 per share. The exchange did not result in any change in the aggregate number of outstanding shares of the Company as the exchange was implemented on a one-for-one basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II. Item 1A. and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

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

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated GLP-1R for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose-dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study in January 2023 and completed dosing in healthy overweight subjects in March 2023. We submitted a protocol amendment to the FDA to transition to a Phase 2a proof-of-concept study in T2DM and obesity with expected initiation in the second half of 2023. We expect to report topline data for the Phase 1b MAD study and Phase 2a study in the second half of 2023. Beyond GSBR-1290, we are developing next generation GLP-1R candidates, including dual GLP-1R/GIPR agonists, each designed with customized properties to achieve additional benefit. In September 2022, we completed a Phase 1 SAD and MAD study evaluating ANPA-0073, our small molecule product candidate targeting APJR. ANPA-0073 was generally well tolerated in healthy human volunteers. ANPA-0073 is in development for the treatment of patients with idiopathic pulmonary fibrosis (“IPF”) and pulmonary arterial hypertension (“PAH”). We expect to conduct additional preclinical studies to be followed by a Phase 1 formulation bridging PK study in Australia. Moreover, we are advancing a differentiated lysophosphatidic acid 1 receptor (“LPA1R”) antagonist for the treatment of IPF. We selected a development candidate in January 2023 and expect to initiate a first-in-human study in 2024.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $18.0 million and $13.1 million in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $134.9 million. Historically, we have financed our operations primarily through the private placement of equity securities. On February 7, 2023, we completed our IPO of our American depositary shares (“ADSs”), in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding.

As of March 31, 2023, we have cash, cash equivalents and short-term investments of $240.9 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from rising interest rates, future bank failures, the ongoing COVID-19 pandemic, the Russia/Ukraine conflict or other events. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic and the ongoing Russia/Ukraine conflict for the three months ended March 31, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, continued increases in interest rates and economic inflation, bank failures, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

Lhotse Collaboration Agreement with Schrödinger, LLC

In October 2020, Lhotse Bio, Inc., our wholly-owned subsidiary, entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger, LLC (“Schrödinger”) to discover and develop novel, orally bioavailable, small molecule inhibitors of LPA1R. Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-

Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of March 31, 2023, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Collaboration Product-by-Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Collaboration Product-by-Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Collaboration Compound contained in such Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Collaboration Product in such country (the “Royalty Term”).

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

We are focusing substantially all of our resources on the development of our product candidates and the discovery of new product candidates through our structure-based drug discovery platform. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our clinical trials and preclinical studies and other research and development activities;
●	the phases of development of our product candidates;
●	the number of trials required for approval;

●	the number of sites included in our trials;
●	the countries in which our trials are conducted;
●	per subject trial costs;
●	uncertainties in clinical trial enrollment rates or design and drop-out/discontinuation rates;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals;
●	the FDA’s, or other regulatory authority’s influence on clinical trial design;
●	making arrangements with third-party contract research organizations (“CROs”);
●	the cost and timing of manufacturing our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; the extent to which we establish additional strategic arrangements;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
●	retention of key research and development personnel.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Operating expenses:
Research and development	$13,135	$8,492
General and administrative	6,514	4,460
Total operating expenses	19,649	12,952
Loss from operations	(19,649)	(12,952)
Interest and other income (expense), net	1,699	(69)
Loss before provision for income taxes	(17,950)	(13,021)
Provision for income taxes	25	60
Net loss	$(17,975)	$(13,081)

Research and Development Expenses

Research and development expenses increased by $4.6 million, or 55%, to $13.1 million during the three months ended March 31, 2023, compared to $8.5 million during the three months ended March 31, 2022. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs and increases related to employee expenses, primarily due to stock-based compensation expense.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Product candidate:
ANPA‑0073	$548	$2,030
GSBR‑1290	7,871	3,250
LTSE‑2578	922	983
Other	3,794	2,229
Total research and development expenses	$13,135	$8,492

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 46%, to $6.5 million during the three months ended March 31, 2023, compared to $4.5 million during the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to increases in employee related expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations to be a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $1.8 million to an income of $1.7 million during the three months ended March 31, 2023, compared to an expense of $0.1 million during the three months ended March 31, 2022. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Since we were reorganized as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. On February 7, 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $240.9 million and an accumulated deficit of $134.9 million.

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

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $18.0 million and $13.1 million in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $134.9 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $240.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

To date, we have not generated any revenue from our products. We do not expect to generate any significant product revenue until we successfully develop and obtain regulatory approval for and commercialize our product candidates, and we do not know when, or if, either will occur. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. We are subject to the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our preclinical development activities, laboratory testing and clinical trials for our product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the cost and timing of manufacturing our product candidates;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems; and
●	the impact of geopolitical and macroeconomic events, including future bank failures, the Russia/Ukraine conflict and the ongoing COVID-19 pandemic on U.S. and global economic conditions that may impact our ability to access capital on acceptable terms, if at all.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, the ongoing COVID-19 pandemic and the impact of the Russia/Ukraine conflict. If we are unable to obtain additional funding, or funding on acceptable terms, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(20,308)	$(13,518)
Investing activities	(49,016)	(39,718)
Financing activities	169,726	(1,448)
Net (decrease) increase in cash and cash equivalents	$100,402	$(54,684)

Cash Flows Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $20.3 million, consisting primarily of a net loss of $18.0 million and an increase in net operating assets of $4.7 million, partially offset by non-cash charges of $2.3 million. The cash used in operations was primarily due to the increase in net loss from the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. The increase in net operating assets was primarily due to increases in prepaid expenses and other current assets and decreases in accounts payable. Non-cash charges consisted primarily of share-based compensation.

During the three months ended March 31, 2022, net cash used in operating activities was $13.5 million, consisting primarily of a net loss of $13.1 million and an increase in net operating assets of $1.2 million, partially offset by non-cash charges of  $0.8 million. The cash used in operations was primarily due to the increase in net loss from the increase in operating expenses as we invested in our research and development efforts and prepared to become a publicly-traded company. The increase in net operating assets is primarily due to a decrease in accounts payable, partially offset by an increase in accrued expenses and other current liabilities. Non-cash charges consisted primarily of share-based compensation.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $49.0 million, consisting primarily of net purchases of short-term investments.

During the three months ended March 31, 2022, net cash used in investing activities was $39.7 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $169.3 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, partially offset by payment of deferred offering costs of $2.6 million.

During the three months ended March 31, 2022, net cash used in financing activities was $1.4 million, consisting primarily of payments of deferred offering costs.

Contractual Obligations

As of March 31, 2023, our contractual obligations consist of facilities lease payments totaling $0.2 million through October 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. There were no material changes to these accounting policies during the three months ended March 31, 2023.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Controls Over Financial Reporting

We previously identified the material weaknesses in our internal control over financial reporting that continues to exist as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our first quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our ADS, involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and their related notes included in Part I. Item 1 “Financial Statements” of this Quarterly Report and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ADSs could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $18.0 million and $51.3 million for the three months ended March 31, 2023 and year ended December 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $134.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In February 2023, we completed our IPO, for net proceeds of $166.7 million. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates and economic inflation and the impact of the Russia/Ukraine conflict, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of recent bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Our future funding requirements will depend on many factors, including:

●	the progress, costs, design, results of and timing of our planned and ongoing preclinical studies and clinical trials;
●	the willingness of the FDA or applicable foreign authorities to accept our clinical trials, as well as data from our planned and ongoing preclinical studies and clinical trials and other work, as the basis for review and approval of our product candidates;
●	the outcome, costs and timing of seeking and obtaining FDA and applicable foreign regulatory approvals;
●	the number and characteristics of product candidates that we pursue;
●	our need to expand our research and development capabilities, including further development of our structure-based drug discovery platform or in-licensing of complementary technologies;
●	the costs and timing associated with manufacturing our product candidates, and establishing commercial supplies and sales, marketing, and distribution capabilities;
●	our efforts to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or other intellectual property rights;
●	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the costs associated with operating as a public company;
●	the economic and other terms, timing of and success of our current and any future collaboration, licensing or other arrangements which we may enter in the future; and
●	the timing, receipt, and amount of sales from our potential products, if approved.

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

We are in the early stages of our development efforts and have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in healthy overweight subjects in March 2023. We submitted a protocol amendment to the FDA to transition to a Phase 2a proof-of-concept study in T2DM and obesity with expected initiation in the second half of 2023. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF and PAH in September 2022. Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

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

Clinical trials may not be conducted as planned or completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with applicable regulatory authorities on trial design or implementation;
●	delays in obtaining regulatory authorization to commence a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”), other vendors, or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors and trial sites;
●	delays in obtaining approval from one or more institutional review boards (“IRB”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
●	delays in recruiting suitable patients to participate in our ongoing and planned clinical trials;

●	changes to the clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	delays in manufacturing sufficient quantities of our product candidates for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	participants choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue a clinical trial;
●	occurrence of adverse events (“AEs”) or serious adverse events (“SAEs”) associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
●	imposition of a temporary or permanent clinical hold by regulatory authorities;
●	selection of clinical trial end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	clinical trials producing negative or inconclusive results;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or applicable foreign authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or contamination or cross-contaminations of product candidates in the manufacturing process;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol or other regulatory requirements or committing fraud; or
●	changes in regulatory requirements, guidance, or feedback from regulatory agencies that require amending or submitting new clinical protocols or otherwise modifying the design of our clinical trials.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory requirements, as well as political, currency exchange and other economic risks relevant to such foreign countries. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff which in turn could adversely impact our clinical trial operations.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the ongoing COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

We have conducted our initial clinical studies for GSBR-1290 and ANPA-0073 in Australia, and will likely conduct our Phase 1 studies for other drug candidates in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or applicable foreign authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Separately, in response to the COVID-19 pandemic, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or applicable foreign authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition, and results of operations. If our relationship with these CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, we may encounter challenges or delays in the future and we cannot assure you that these delays or challenges will not have a negative impact on our business, financial condition and prospects.

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

In October 2020, Lhotse, our wholly-owned subsidiary, entered into the Lhotse-Schrödinger Agreement. Under the Lhotse-Schrödinger Agreement, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under this agreement. See the Part II. Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Lhotse Collaboration Agreement with Schrödinger, LLC” of this Quarterly Report.

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

As of March 31, 2023, we had 68 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, as well as our proposed sales and marketing programs. In addition, we may be subject to health information privacy and security laws by the federal government, the states and other jurisdictions in which we may conduct our business. The laws that may affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws, such as the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and covered contractors, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised or experienced significant disruptions of our information technology systems or data security incidents, we could experience adverse consequences including but not limited to significant financial, legal, regulatory, business and reputational harm; litigation; fines and penalties; disruptions of our business operations; loss of revenue or profits; loss of customers or sales; or other adverse consequences.

We are increasingly dependent on information technology systems and infrastructure, including mobile and third-party, cloud-based technologies, to operate our business. In the ordinary course of our business, we may collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our sensitive information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on or transmitted between those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external exploits of our technology environment, including by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Further, due to the COVID-19 pandemic, we enabled all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Cyberattacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, supply chain attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Data security incidents and other inappropriate access can also be difficult to detect, can result from the intentional or inadvertent actions or inactions of those with authorized access to our network and any delay in identifying them may lead to increased harm. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies and other obligations related to data security and privacy. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, which could include civil, criminal or administrative penalties, private litigation, reputational harm, and/or adverse publicity and could negatively affect our operating results and business, financial condition, results of operations and prospects.

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

Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Several other states, including Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws have been passed or are being considered in other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The Attorney General and local government attorneys may also bring enforcement actions for alleged violations of the CCPA. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. Further, the CPRA recently took effect in California. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. While other state privacy laws are similar to the CCPA and CPRA, certain aspects of these other state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. The enactment of additional laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by these laws or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In addition to data privacy and security laws, we contractually may be subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. In particular, compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ suppliers’ ability to operate in certain jurisdictions. Our or our service providers’ and vendors’ actual or perceived failure to comply with U.S. and foreign data protection laws and regulations could result in threatened or actual government investigations and/or enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we or our third party service providers have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

The Chinese government has some oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to seek permission from Chinese authorities to continue to operate our business that could potentially affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government, including the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law published on July 6, 2021, and a new set of regulations consisting of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines published on February 17, have indicated an intent to increase the government’s oversight and control over offerings of companies with certain amount of operations in China that are to be conducted in foreign markets, as well as foreign investment in certain qualified issuers. If we were to become subject to the direct intervention or influence of the Chinese government at any time due to changes in laws or other unforeseeable reasons, it may require a material change in our operations and/or the value of our ADSs.

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

In response to the SEC’s July 30, 2021 statement, the China Securities Regulatory Commission (“CSRC”) announced on August 1, 2021, that “[i]t is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

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

Recently, the Cyberspace Administration of China (“CAC”) has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Cybersecurity Review Measures, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.”

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

As of the date of this Quarterly Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Draft Management Regulations. Based on our understanding of the Revised CAC Measures, and the Draft Management Regulations if enacted as currently proposed, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Draft

Management Regulations if enacted as currently proposed, will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Draft Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Draft Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Draft Management Regulations or other laws and regulations related to privacy, data protection and information security.

Also, the National People’s Congress released the Personal Information Protection Law, which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. We do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China.

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

Furthermore, on February 17, 2023, the CSRC promulgated a new set of regulations consists of the Trial Measures and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future issuances of our equity securities to foreign investors. For more details, see the Part I. Item 1. “Business—Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China” of our Annual Report.

As of the date of this Quarterly Report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filings or other procedures in connection with our previous issuances of securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on the above and our understanding of the newly issued Trial Measures and the supporting guidelines, after they came into effect on March 31, 2023, we will not at once be required to submit an application to the CSRC for our previous issuances of securities to foreign investors, but if we intend to make any subsequent securities offering in the same overseas market, we may be required to submit filing with the CSRC within three working days after such subsequent securities offering is completed. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If it is determined in the future that the approval of, filing or other procedure is required with the CSRC or any other regulatory authority is required for our previous issuances of securities to foreign investors, or if we are required to complete relevant procedures for our future issuances of securities to foreign investors, it is uncertain whether we will be able and how long it will take for us to obtain the approval or complete the filing or other procedure or obtain a waiver for such procedures, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approval(s), filing(s) or other procedure(s), the regulatory authorities may impose fines and penalties on our operations in China, limit our operating privileges in China, revoke our business licenses, delay or restrict the repatriation of the proceeds from securities offerings into China or take other actions that could have an adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs. Any uncertainties and/or negative publicity regarding the aforementioned approval(s), filing or other procedure(s), the interpretation and implementation of existing laws and regulations, or any further laws, regulations or interpretations that may be released and enacted in the future could have a material adverse effect on the trading price of the ADSs.

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

In February 2012, the SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies (the “Stock Option Rules”). In accordance with the Stock Option Rules and other relevant rules and regulations, Chinese citizens or non-Chinese citizens residing in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plans are subject to such regulation. We plan to assist our employees to register their equity awards. However, any failure of our Chinese individual beneficial owners and holders of equity awards to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our Chinese subsidiaries to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors and employees under Chinese law.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes on the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or shareholder litigation;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, the ongoing COVID-19 pandemic or the Russia/Ukraine conflict; and
●	other events or factors, many of which are beyond our control.

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

Although the audit report is prepared by auditors who are currently subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), there is no guarantee that future audit reports will be prepared by auditors that are subject to inspection by the PCAOB and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions to our access of the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (“HFCA Act”) or the Accelerating Holding Foreign Companies Accountable Act (“AHFCA Act”) if the SEC subsequently identifies that our audit work is performed by an auditor that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as the Nasdaq, may delist our securities.

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

We have identified material weaknesses in our internal control over financial reporting, which continue to exist as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

Although we have begun to implement measures to address the material weaknesses, the implementation of these measures may not fully address the material weaknesses and deficiencies in our internal control over financial reporting. Further, in the future we may determine that we have additional material weaknesses. Our failure to remediate the material weaknesses or failure to identify and address any other material weaknesses that may be identified in the future could result in material misstatements to our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our securities. See Part I. Item 4. “Controls and Procedures— Management’s Plan to Remediate the Material Weakness” of this Quarterly Report.

Our principal shareholders and management own a significant percentage of our voting securities and will be able to exert significant control over matters subject to shareholder approval.

As of March 31, 2023, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 54% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

As of March 31, 2023, 77,676,529 ordinary shares will be available for sale in the public market beginning on August 1, 2023, following the expiration of lock-up agreements entered into by substantially all of our shareholders in connection with the IPO. Jefferies LLC and SVB Securities LLC may agree to release these shareholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of ordinary shares (through ADSs) in the public market. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of restrictions in the lock-up agreements, could cause the market price of our ADSs to fall or make it more difficult for our securityholders to sell their ADSs at a time and price that they deem appropriate.

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

Additionally, the holders of an aggregate of 67,018,087 of our ordinary shares (including non-voting ordinary shares), or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares (or ADSs representing such shares) or to include their shares (or ADSs representing such shares) in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares or ADSs, they could be freely sold in the public market. If these additional shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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

We are a Cayman Islands corporation as of the date of this Quarterly Report. We are treated as an exempted company for Cayman Islands tax purposes. We are also treated as a U.S. corporation subject to U.S. federal income tax pursuant to Section 7874 of the Code, and are subject to U.S. federal income tax on our worldwide income. As a result, we are subject to tax both in the Cayman Islands and the United States, which could have a material adverse effect on our financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ended December 31, 2023, we will be required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenues, we will not be required to include an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, we will be engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal controls over financial reporting is effective as required by Section 404.

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

There are provisions in our amended and restated memorandum and articles of association that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other shareholders. For example, as of the date of this Quarterly Report our board of directors will have the authority to issue up to 92,589,482 shares of an additional class or classes of shares, which could include preference shares. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the other classes of shares without any further vote or action by our shareholders. The issuance of such shares may delay or prevent a change of control transaction. As a result, the market price of our ADSs and the voting and other rights of our shareholders may be adversely affected. An issuance of other classes of shares may result in the loss of voting control to other shareholders.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with year ending December 31, 2023, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

As a public company, beginning with our Annual Report on Form 10-K for the year ending December 31, 2023, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements” of this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Exchange Agreement

On May 10, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P. (each an “Investor” and together, the “Investors”), who in the aggregate hold more than 5% of our issued share capital, pursuant to which the Investors delivered to the Company a total of 7,410,518 ordinary shares held by Investors, in exchange for the Company’s delivery of 7,410,518 newly designated non-voting ordinary shares, par value $0.0001 per share (the “Non-Voting Ordinary Shares”) having the rights set forth in Exhibit B to the Exchange Agreement and summarized below under “Summary of Rights of Non-Voting Ordinary Shares.” The exchange did not result in any change in the aggregate number of outstanding shares of the Company as the exchange was implemented on a one-for-one basis. The Exchange Agreement is filed as Exhibit 10.1 to this Quarterly Report.

The Non-Voting Ordinary Shares were issued in reliance upon an exemption from the registration requirements of the Securities Act under Section 3(a)(9) of the Securities Act as involving an exchange by the Company exclusively with its security holders for no consideration. The Company relied on this exemption from registration based in part on representations made by the Investors in the Exchange Agreement. The Non-Voting Ordinary Shares issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each holder of Non-Voting Ordinary Shares has the right to convert each Non-Voting Ordinary Share held by such holder into one (1) ordinary share as described below.

On May 10, 2023, by unanimous written resolutions the Board (i) pursuant to the Seventh Amended and Restated Memorandum and Articles of Association of the Company (the “Memorandum and Articles”), designated 7,410,518 shares from the undesignated class of shares authorized in the Memorandum and Articles as Non-Voting Ordinary Shares, with the rights set forth in Exhibit B to the Exchange Agreement and summarized below, (ii) approved the Company’s entry into the Exchange Agreement, (iii) approved the exchange contemplated in the Exchange Agreement, (iv) reserved ordinary shares to be issued upon conversion of the Non-Voting Ordinary Shares and (v) ratified and approved other matters in connection with the Exchange Agreement.

Summary of Rights of Non-Voting Ordinary Shares

This summary is qualified by reference to the full description of the rights of the Non-Voting Ordinary Shares which is filed as Exhibit 4.5 to this Quarterly Report.

Voting Rights. Non-Voting Ordinary Shares (i) confer upon the shareholder no right to receive notice of, to attend, to speak at nor to vote at general meetings of the Company except as may be required by law and (ii) for the avoidance of doubt, do not entitle the holder thereof to vote on the election of directors at any time.

Distribution and Dividend Rights. The Non-Voting Ordinary Shares rank on parity with the ordinary shares as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.  The Non-Voting Ordinary Shares are entitled on an equal basis to any dividends declared on the ordinary shares (on an as-converted to ordinary share basis) to the extent permitted by law when, as and if declared by the board of directors of the Company.

Conversion Rights. Each holder of Non-Voting Ordinary Shares has the right to convert each Non-Voting Ordinary Share held by such holder into one (1) ordinary share (subject to appropriate adjustment in the event of any dividend, split, reverse split, combination or other similar recapitalization with respect to the ordinary shares)  at such holder’s election by providing written notice to the Company; provided, however, that such Non-Voting Ordinary Shares may only be converted into ordinary shares during such time or times as immediately prior to or as a result of such conversion would not result in the holder(s) thereof beneficially owning (for purposes of Section 13(d) of the Exchange Act), when aggregated with affiliates with whom such holder is required to aggregate beneficial ownership for purposes of Section 13(d) of the Exchange Act, in excess of the Beneficial Ownership Limitation (as defined below).

The “Beneficial Ownership Limitation” means initially 9.99% of the ordinary shares. Any holder of Non-Voting Ordinary Shares may increase the Beneficial Ownership Limitation with respect to such holder, not to exceed 19.99% of the ordinary shares, upon 61 days’ prior written notice to the Company and may decrease the Beneficial Ownership Limitation at any time upon providing written notice of such election to the Company; provided, however, that no holder may make such an election to change the percentage with respect to such holder unless all holders managed by the same investment advisor as such electing holder make the same election.

Conversion Process. The procedures for converting the Non-Voting Ordinary into ordinary shares is described in detail in Exhibit B to the Exchange Agreement which is filed as Exhibit 10.1 to this Quarterly Report and in Exhibit 4.5 to this Quarterly Report.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, by and between the registrant and the investors named therein.	S-1	333-269200	4.4	January 12, 2023

4.5	Summary of Rights of Non-Voting Ordinary Shares					X
						X
10.1	Exchange Agreement dated May 10, 2023 between the registrant and the investors named therein					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

˄ The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2023

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)