Form 10-Q
period 2023-06-30
Structure Therapeutics Inc.
filed 2023-08-10
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of August 3, 2023, was 114,805,483, comprised of 107,394,965 ordinary shares and 7,410,518 non-voting ordinary shares. 84,684,093 ordinary shares were held in the form of ADSs.

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
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies of the Chinese government or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$40,591	$26,091
Short-term investments	183,996	64,750
Prepaid expenses and other current assets	3,635	2,248
Total current assets	228,222	93,089
Property and equipment, net	1,078	1,031
Operating right-of-use assets	90	262
Other non-current assets	38	3,463
Total assets	$229,428	$97,845
Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,699	$6,009
Accrued expenses and other current liabilities	9,241	6,741
Operating lease liabilities, current portion	73	260
Total current liabilities	15,013	13,010
Total liabilities	15,013	13,010
Commitments and contingencies (Note 5)
Series A redeemable convertible preferred shares – $0.0001 par value, 0 and 19,200 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $32,001 as of June 30, 2023 and December 31, 2022, respectively)	—	32,001
Series A+ redeemable convertible preferred shares – $0.0001 par value, 0 and 12,800 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $26,000 as of June 30, 2023 and December 31, 2022, respectively )	—	26,000
Series B redeemable convertible preferred stock – $0.0001 par value, 0 and 32,857 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $133,015 as of June 30, 2023 and December 31, 2022, respectively)	—	133,015
Series B‑1 redeemable convertible preferred stock – $0.0001 par value, 0 and 2,161 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $7,000 as of June 30, 2023 and December 31, 2022, respectively)	—	8,959
Shareholders’ equity (deficit):
Undesignated shares – $0.0001 par value; 100,000 and 0 shares authorized as of June 30, 2023 and December 31, 2022, respectively	—	—
Non-voting ordinary shares – $0.0001 par value; 7,411 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Ordinary shares – $0.0001 par value; 500,000 and 432,982 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 107,387 and 10,527 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	1
Additional paid-in capital	373,001	1,921
Accumulated other comprehensive loss	(390)	(110)
Accumulated deficit	(158,207)	(116,952)
Total shareholders’ equity (deficit)	214,415	(115,140)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$229,428	$97,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,411	$10,181	$32,546	$18,673
General and administrative	6,576	3,779	13,090	8,239
Total operating expenses	25,987	13,960	45,636	26,912
Loss from operations	(25,987)	(13,960)	(45,636)	(26,912)
Interest and other income (expense), net	2,825	76	4,524	7
Loss before provision for income taxes	(23,162)	(13,884)	(41,112)	(26,905)
Provision for income taxes	118	64	143	124
Net loss	(23,280)	(13,948)	(41,255)	(27,029)
Less: Accretion of redeemable convertible preferred shares to their redemption value	—	(1,515)	—	(1,515)
Net loss attributable to ordinary shareholders	$(23,280)	$(15,463)	$(41,255)	$(28,544)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(1.64)	$(0.44)	$(3.09)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	114,759	9,435	93,325	9,250
Other comprehensive loss:
Unrealized loss on investments, net	(537)	(50)	(280)	(85)
Total other comprehensive loss	(537)	(50)	(280)	(85)
Comprehensive loss	$(23,817)	$(13,998)	$(41,535)	$(27,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	—	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	—	—	—	—	—	—	—	114,730	11	—	—	371,120	147	(134,927)	236,351
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	68	—	—	—	179	—	—	179
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,702	—	—	1,702
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,280)	(23,280)
Balance at June 30, 2023	—	$—	—	$—	—	$—	—	$—	107,387	$10	7,411	$1	$373,001	$(390)	$(158,207)	$214,415

												ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	DEFICIT
Balance at December 31, 2021	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$—	$—	$(64,736)	$(64,735)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	620	—	—	620
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,081)	(13,081)
Balance at March 31, 2022	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$620	$(35)	$(77,817)	$(77,231)
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $1,515	—	—	—	—	8,155	31,500	—	—	—	—	—	—	—	—
Accretion of Series B redeemable convertible preferred shares to their redemption value	—	—	—	—	—	1,515	—	—	—	—	(620)	—	(895)	(1,515)
Repurchase of restricted stock awards	—	—	—	—	—	—	—	—	(450)	—	(6)	—	—	(6)
Issuance of ordinary share upon exercise of vested share options	—	—	—	—	—	—	—	—	8	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	643	—	—	643
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,948)	(13,948)
Balance at June 30, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,452	$1	$641	$(85)	$(92,660)	$(92,103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(41,255)	$(27,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,235	1,263
Depreciation	144	129
Non-cash lease expense	172	178
Amortization (accretion) of net investment premiums (discounts)	(1,990)	(147)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,387)	(990)
Other non-current assets	22	—
Accounts payable	122	12
Accrued expenses and other current liabilities	2,922	3,027
Operating lease liabilities	(187)	(177)
Deferred tax liability	—	121
Net cash used in operating activities	(37,202)	(23,613)
Cash flows from investing activities
Purchases of short-term investments	(165,836)	(68,280)
Maturities of short-term investments	48,300	12,500
Purchases of property and equipment	(191)	(12)
Net cash used in investing activities	(117,727)	(55,792)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discount and commissions	172,296	—
Payments of deferred offering costs	(3,077)	(1,909)
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	31,500
Repurchases of restricted shares	—	(6)
Proceeds from exercise of share options	210	4
Net cash provided by financing activities	169,429	29,589
Net change in cash and cash equivalents	14,500	(49,816)
Cash and cash equivalents
Beginning of the period	26,091	105,305
End of the period	$40,591	$55,489
Supplemental disclosures of noncash investing and financing activities
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$199,975	$—
Exchange of ordinary shares to non-voting ordinary shares	$1	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$348
Accretion of redeemable convertible preferred shares to their redemption value	$—	$1,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred shares converted into 67,018,087 ordinary shares. In connection with the completion of its IPO, the Company’s memorandum of association was amended and restated to provide for 500,000,000 authorized ordinary shares with a par value of $0.0001 per share and 100,000,000 authorized undesignated shares with a par value of $0.0001 per share, of such class or classes as may be designated by the Company’s board of directors in accordance with the Company’s articles of association.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $158.2 million as of June 30, 2023. Historically, the Company has financed its operations primarily through the private placement of equity securities. On February 7, 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $224.6 million.

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

Impact of Geopolitical and Macroeconomic Factors

There may be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, inflation, supply chain issues, rising interest rates, future bank failures, increased geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction loss included in determining net loss was not material for the periods presented.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023 and condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 and condensed consolidated cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Credit Losses

For short-term investments in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the available-for-sale debt securities. If either of these criteria are met, the amortized cost basis will be written down to fair value through earnings.

If not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the short-term investments by a rating agency, and any adverse conditions specifically related to the short-term investments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the short-term investments is compared to the amortized cost basis of the short-term investments. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, with a corresponding adjustment to interest and other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. The Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in shareholders equity (deficit) as a reduction of additional paid-in capital. As of June 30, 2023, there were no deferred offering costs recorded on the condensed consolidated balance sheets.

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, outstanding during the period, without consideration of potentially dilutive securities. Net loss attributable to ordinary shareholders is computed as net loss less accretion of redeemable convertible preferred shares. Diluted net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred shares, ordinary share warrants, unvested restricted ordinary shares subject to repurchase and share options are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to ordinary shareholders is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred shares are considered a participating security because they participate in dividends with ordinary shares. The holders of redeemable convertible preferred shares do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to ordinary shareholders, including non-voting ordinary shares. Because the Company has reported a net loss for all periods presented, diluted net loss per ordinary share is the same as basic net loss per ordinary share for those periods.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2023	2022
Laboratory equipment	$1,267	$1,098
Furniture and fixtures	115	115
Computer equipment and software	80	58
Leasehold improvements	109	109
	$1,571	$1,380
Less: Accumulated depreciation	(493)	(349)
Property and equipment, net	$1,078	$1,031

Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2023	2022
Accrued compensation	$2,246	$3,544
Accrued research and development expenses	2,249	1,818
Accrued clinical expenses	2,156	438
Accrued professional services	1,048	313
Income tax and VAT payable	176	174
Accrued other liabilities	1,366	454
Total accrued expenses and other current liabilities	$9,241	$6,741

4. Fair Value Measurements

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	JUNE 30,				DECEMBER 31,
	2023				2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$25,592	$—	$—	$25,592	$18,994	$—	$—	$18,994
Commercial paper	—	9,975	—	9,975	—	—	—	—
Cash equivalents	25,592	9,975	—	35,567	18,994	—	—	18,994

U.S. government bonds	43,269	—	—	43,269	11,763	—	—	11,763
U.S. government agency bonds	—	33,846	—	33,846	—	1,794	—	1,794
Corporate debt securities	—	106,881	—	106,881	—	51,193	—	51,193
Short-term investments	43,269	140,727	—	183,996	11,763	52,987	—	64,750
Total fair value of financial assets	$68,861	$150,702	$—	$219,563	$30,757	$52,987	$—	$83,744

	JUNE 30,				DECEMBER 31,
	2023				2022
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$25,592	$—	$—	$25,592	$18,994	$—	$—	$18,994
Commercial paper	9,970	—	5	9,975	—	—	—	—
Cash equivalents	35,562	—	5	35,567	18,994	—	—	18,994

U.S. government bonds	43,433	(164)	—	43,269	11,820	(57)	—	11,763
U.S. government agency bonds	33,914	(77)	9	33,846	1,801	(7)	—	1,794
Corporate debt securities	107,044	(166)	3	106,881	51,239	(49)	3	51,193
Short-term investments	184,391	(407)	12	183,996	64,860	(113)	3	64,750
Total fair value of financial assets	$219,953	$(407)	$17	$219,563	$83,854	$(113)	$3	$83,744

As of June 30, 2023 and December 31, 2022, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and six months ended June 30, 2023 and 2022.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded as of June 30, 2023 and December 31, 2022, and no impairment losses were recognized for the three and six months ended June 30, 2023 and 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Commitments and Contingencies

Operating Leases

The maturities of operating lease liabilities as of June 30, 2023, were as follows (in thousands):

JUNE 30,
2023
2023	$74
Total undiscounted lease payments	74
Less: imputed interest	1
Total operating lease liability	73
Less: current portion	73
Operating lease liability, net of current portion	$—

Operating lease cost was $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, including $0.2 million and $0.2 million short-term lease costs for the three months ended June 30, 2023 and 2022, respectively. Operating lease cost was $0.6 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively, including $0.4 million and $0.4 million short-term lease costs for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted average remaining lease term was 0.3 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.4%. During the six months ended June 30, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $0.2 million and $0.2 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

In June 2023, Shanghai ShouTi Biotechnology Co., Ltd. (“Shanghai ShouTi”), the Company’s wholly owned subsidiary, entered into a lease agreement for approximately 22,500 square feet of office space in Shanghai, China, for its research and development operations office. The commencement date is expected to be January 1, 2024 and will expire on December 31, 2026. The annual base rent will be approximately $0.7 million based on the exchange rate as of June 30, 2023, and it will also be responsible for the payment of additional costs and fees related to its use of the premises. As of June 30, 2023, Shanghai ShouTi has not taken possession of the premises.

In June 2023, Shanghai ShouTi entered into another lease agreement for approximately 8,400 square feet of laboratory space located in Shanghai, China for its research and development activities. The commencement date is expected to be February 1, 2024 and will expire on January 31, 2027. The annual base rent will be approximately $0.3 million based on the exchange rate as of June 30, 2023, and it will also be responsible for the payment of additional costs and fees related to its use of the premises. As of June 30, 2023, Shanghai ShouTi has not taken possession of the premises.

In June 2023, Structure Therapeutics USA Inc. (“Structure USA”), the Company’s wholly owned subsidiary, entered into a sublease agreement for approximately 11,800 square feet of office space located in South San Francisco, California for its corporate headquarters. The commencement date is expected to be August 1, 2023 and will expire on August 31, 2027. The annual base rent will initially be approximately $0.5 million and will increase annually by 3%, and it will also be responsible for the payment of additional costs and fees related to its use of the premises. As of June 30, 2023, Structure USA has not taken possession of the premises.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of June 30, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

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

Dividends on redeemable convertible preferred shares are noncumulative and none were declared through conversion. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares on a one-for-one basis.

7. Shareholders’ Equity

As of June 30, 2023, the Company’s Memorandum and Articles of Association, as amended, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, of which 7,410,518 shares have been designated as non-voting ordinary shares and 92,589,482 remain undesignated shares, all

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s Articles of Association.

In May 2023, the Company’s board of directors designated 7,410,518 non-voting ordinary shares in accordance with the Articles of Association. The non-voting ordinary shares rank on parity with the ordinary shares as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The non-voting ordinary shares are entitled on an equal basis to any dividends declared on the ordinary shares on an as-converted to ordinary share basis. Each non-voting ordinary shareholder has the right to convert each non-voting ordinary share into one ordinary share, subject to appropriate adjustment in the event of any dividend, split, reverse split, combination or other similar recapitalization with respect to the ordinary shares, at such holder’s election by providing written notice to the Company, provided that such non-voting ordinary shares may only be converted into ordinary shares during such time or times as immediately prior to or as a result of such conversion would not result in the holder thereof beneficially owning, when aggregated with affiliates with whom such holder is required to aggregate beneficial ownership for purposes of Section 13(d) of the Exchange Act, in excess of the 9.99% of the ordinary shares (The “Beneficial Ownership Limitation”). Any non-voting ordinary shareholder may increase the Beneficial Ownership Limitation with respect to such holder, not to exceed 19.99% of the ordinary shares, upon 61 days’ prior written notice to the Company and may decrease the Beneficial Ownership Limitation at any time upon providing written notice of such election to the Company; provided, however, that no holder may make such an election to change the percentage with respect to such holder unless all holders managed by the same investment advisor as such electing holder make the same election.

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

Ordinary shareholders, including non-voting ordinary shareholders, are entitled to dividends if and when declared by the Company’s board of directors subject to the prior rights of any preferred shareholders. As of June 30, 2023 and December 31, 2022, no dividends on ordinary shares had been declared by the board of directors.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options

A summary of share option activity is set forth below (in thousands except per share amounts and years):

		OUTSTANDING AWARDS
	NUMBER			WEIGHTED-
	OF	NUMBER OF		AVERAGE
	SHARES	SHARES	WEIGHTED-	REMAINING
	AVAILABLE	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	FOR	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	GRANT	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2022	977	7,612	$1.62	8.57	$13,283
Additional shares authorized	12,000	—	—
Granted	(4,760)	4,760	5.79
Exercised	—	(94)	2.22
Forfeited	236	(236)	2.83
As of June 30, 2023	8,453	12,042	3.24	8.67	127,869
Exercisable at June 30, 2023		3,248	1.23	7.71	41,028
Vested and expected to vest at June 30, 2023		12,042	3.24	8.67	127,869

The total fair value of options that vested during the three months ended June 30, 2023 and 2022 was $0.5 million and $0.6 million, respectively. The total fair value of options that vested during the six months ended June 30, 2023 and 2022 was $1.7 million and $0.7 million, respectively.

Restricted Shares

Activity with respect to restricted shares was as follows (in thousands, except per share amounts):

NUMBER OF SHARES
	UNDERLYING	WEIGHTED-
	OUTSTANDING	AVERAGE
	RESTRICTED	GRANT DATE FAIR
	SHARES	VALUE
Unvested, December 31, 2022	327	$0.33
Vested	(327)	0.33
Unvested, June 30, 2023	—	—

The fair value of restricted shares vested during the three months ended June 30, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively. The fair value of restricted shares vested during the six months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Research and development	$584	$232	$2,176	$491
General and administrative	1,118	411	2,059	772
Total share-based compensation	$1,702	$643	$4,235	$1,263

As of June 30, 2023, the total unrecognized share-based compensation expense related to unvested share options was $28.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

China Employees’ Options

The Company has granted share options to employees based in China. The exercise of share options granted to such employees was conditioned on a liquidity event, such as an IPO or change in control, which was not considered probable until consummated. The liquidity event condition was satisfied upon the closing of the IPO, and the Company recognized cumulative share-based compensation expense for share options granted to employees based in China. For the three and six months ended June 30, 2023, the Company recognized $0.2 million and $1.7 million in share-based compensation expense related to share options granted to employees based in China, respectively.

Performance Options

In February 2023, the Company's board of directors approved the grant of performance share options for 1,200,000 ordinary shares, which were granted under the 2023 Equity Incentive Plan. Each share option will vest over four years, subject to the achievement of certain clinical milestones as determined by the Company’s compensation committee in the first year following the grant, and subject to the employees' continuous service through each vesting date. The achievement of performance milestones was not probable as of June 30, 2023. As such, no share-based compensation expense has been recognized for performance share options during the six months ended June 30, 2023.

Ordinary Share Warrants

In connection with entering into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”), the Company issued SVB a warrant to purchase shares of its ordinary shares at an exercise price of $0.48 per share (“SVB Warrant”). The SVB Warrant was immediately exercisable for 112,279 ordinary shares of the Company and could have been exercisable for an additional number of ordinary shares equal to 44,567 ordinary shares upon draw of Tranche A under the SVB Agreement and 22,283 ordinary shares upon draw of Tranche B under the SVB Agreement. The warrant for Tranche A shares and Tranche B shares expired on July 31, 2021 and July 31, 2022, respectively, as the Company elected to allow the Tranche A and Tranche B financings to expire unused on July 31, 2021 and July 31, 2022, respectively. In February 2023, SVB fully exercised the SVB Warrant for 106,060 ordinary shares through a cashless exercise.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to ordinary shareholders	$(23,280)	$(13,948)	$(41,255)	$(27,029)
Accretion of redeemable convertible preferred shares to their redemption value	—	(1,515)	—	(1,515)
Net loss attributable to ordinary shareholders	$(23,280)	$(15,463)	$(41,255)	$(28,544)
Denominator:
Weighted-average ordinary shares outstanding	114,784	10,899	93,457	10,897
Less: weighted-average unvested restricted ordinary shares subject to repurchase	(25)	(1,464)	(132)	(1,647)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	114,759	9,435	93,325	9,250
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(1.64)	$(0.44)	$(3.09)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	JUNE 30,
	2023	2022
Redeemable convertible preferred shares	—	67,018
Options to purchase ordinary shares	12,042	7,356
Ordinary share warrants	—	135
Unvested restricted ordinary share awards	—	818
Total	12,042	75,327

9. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) is a member of the Company’s board of directors. During the three and six months ended June 30, 2023 and 2022, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the three months ended June 30, 2023 and 2022, the Company paid $0 and less than $0.1 million to Schrödinger, respectively. During the six months ended June 30, 2023 and 2022, the Company paid $0 and $0.2 million to Schrödinger, respectively, and had no payable balance to Schrödinger as of June 30, 2023 and December 31, 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lhotse Collaboration Agreement with Schrödinger

In In October 2020, Lhotse Bio, Inc., the Company’s wholly-owned subsidiary, entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger to discover and develop novel, orally bioavailable, small molecule inhibitors of LPA1R. Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of June 30, 2023, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Collaboration Product-by-Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Collaboration Product-by-Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Collaboration Compound contained in such Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Collaboration Product in such country (the “Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of June 30, 2023, no milestone or royalty payments have been paid or accrued.

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

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated GLP-1R for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose-dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study in January 2023 and completed dosing in healthy overweight subjects in March 2023. We submitted a protocol amendment to the FDA and transitioned to a Phase 2a proof-of-concept study in T2DM and obesity. We also initiated the dosing of the Phase 2a study in May 2023 and recently completed enrollment. We expect to report topline data for the Phase 1b MAD study and Phase 2a study in the latter half of the fourth quarter of 2023. We also completed an ethnobridging study of GSBR-1290 in Japanese individuals and are planning to initiate an additional formulation bridging study to evaluate a tablet formulation of GSBR-1290 before the end of 2023, both in preparation for the planned global Phase 2b study in 2024. Beyond GSBR-1290, we are developing next generation combination GLP-1R candidates, including dual GLP-1R/GIPR agonists and amylin agonists, each designed with customized properties to achieve additional benefits. In September 2022, we completed a Phase 1 SAD and MAD study evaluating ANPA-0073, our small molecule product candidate targeting APJR. ANPA-0073 was generally well tolerated in healthy human volunteers. ANPA-0073 is in development for the treatment of patients with idiopathic pulmonary fibrosis (“IPF”) and pulmonary arterial hypertension (“PAH”). We expect to conduct additional preclinical studies to be followed by a Phase 1 formulation bridging PK study in Australia. Moreover, we are advancing a differentiated lysophosphatidic acid 1 receptor (“LPA1R”) antagonist for the treatment of IPF. We selected a development candidate in January 2023 and expect to initiate a first-in-human study in 2024.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $41.3 million and $27.0 million in the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $158.2 million. Historically, we have financed our operations primarily through the private placement of equity securities. On February 7, 2023, we completed our IPO of our American depositary shares (“ADSs”), in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding.

As of June 30, 2023, we have cash, cash equivalents and short-term investments of $224.6 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from rising interest rates, future bank failures, global pandemics, the Russia/Ukraine conflict or other events. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, geopolitical tensions between the U.S. and China and the ongoing Russia/Ukraine conflict for the six months ended June 30, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of June 30, 2023, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Collaboration Product-by-Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Collaboration Product-by-Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Collaboration Compound contained in such Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Collaboration Product in such country (the “Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of June 30, 2023, no milestone or royalty payments have been paid or accrued.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, including amortization and accretion of premiums and discounts on short-term investments, foreign currency exchange gains and losses and interest expense for the amortization of debt issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2023	2022
Operating expenses:
Research and development	$19,411	$10,181
General and administrative	6,576	3,779
Total operating expenses	25,987	13,960
Loss from operations	(25,987)	(13,960)
Interest and other income (expense), net	2,825	76
Loss before income tax expense	(23,162)	(13,884)
Provision for income taxes	118	64
Net loss	$(23,280)	$(13,948)

Research and Development Expenses

Research and development expenses increased by $9.2 million, or 91%, to $19.4 million during the three months ended June 30, 2023, compared to $10.2 million during the three months ended June 30, 2022. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs and increases related to employee expenses, primarily due to an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2023	2022
Product candidate:
ANPA‑0073	$1,865	$1,276
GSBR‑1290	13,411	5,326
LTSE‑2578	1,453	1,488
Other	2,682	2,091
Total research and development expenses	$19,411	$10,181

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, or 74%, to $6.6 million during the three months ended June 30, 2023, compared to $3.8 million during the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases in professional services and employee related expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $2.7 million to an income of $2.8 million during the three months ended June 30, 2023, compared to an income of $0.1 million during the three months ended June 30, 2022. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022
Operating expenses:
Research and development	$32,546	$18,673
General and administrative	13,090	8,239
Total operating expenses	45,636	26,912
Loss from operations	(45,636)	(26,912)
Interest and other income (expense), net	4,524	7
Loss before provision for income taxes	(41,112)	(26,905)
Provision for income taxes	143	124
Net loss	$(41,255)	$(27,029)

Research and Development Expenses

Research and development expenses increased by $13.9 million, or 74%, to $32.5 million during the six months ended June 30, 2023, compared to $18.7 million during the six months ended June 30, 2022. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs and increases related to employee expenses, primarily due an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022
Product candidate:
ANPA‑0073	$2,413	$3,306
GSBR‑1290	21,282	8,576
LTSE‑2578	2,375	2,471
Other	6,476	4,320
Total research and development expenses	$32,546	$18,673

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 59%, to $13.1 million during the six months ended June 30, 2023, compared to $8.2 million during the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to increases in professional services and employee related expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $4.5 million to an income of $4.5 million during the six months ended June 30, 2023, compared to an income of less than $0.1 million during the six months ended June 30, 2022. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. On February 7, 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $224.6 million and an accumulated deficit of $158.2 million.

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

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $41.3 million and $27.0 million in the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $158.2 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $224.6 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our preclinical development activities, laboratory testing and clinical trials for our product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the cost and timing of manufacturing our product candidates;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems; and
●	the impact of geopolitical and macroeconomic events, including future bank failures, increased geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict and global pandemics on U.S. and global economic conditions that may impact our ability to access capital on acceptable terms, if at all.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, global pandemics, geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict. If we are unable to obtain additional funding, or funding on acceptable terms, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(37,202)	$(23,613)
Investing activities	(117,727)	(55,792)
Financing activities	169,429	29,589
Net increase (decrease) in cash and cash equivalents	$14,500	$(49,816)

Cash Flows Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $37.2 million, consisting primarily of a net loss of $41.3 million, partially offset by non-cash charges of $2.6 million and a decrease in net operating assets of $1.5 million. The cash used in operations was primarily due to the increase in net loss from the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation and accretion of net investment discount. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets.

During the six months ended June 30, 2022, net cash used in operating activities was $23.6 million, consisting primarily of a net loss of $27.0 million, partly offset by a decrease in net operating assets of $2.0 million and non-cash charges of $1.4 million. The cash used in operations was primarily due to the increase in net loss from the increase in operating expenses as we invested in our research and development efforts and prepared to become a publicly-traded company. The decrease in net operating assets is primarily due to an increase in accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets. Non-cash charges consisted primarily of share-based compensation.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $117.7 million, consisting primarily of net purchases of short-term investments.

During the six months ended June 30, 2022, net cash used in investing activities was $55.8 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $169.4 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, partially offset by payment of deferred offering costs of $3.1 million.

During the six months ended June 30, 2022, net cash provided by financing activities was $29.6 million, consisting primarily of net proceeds from the issuance of our Series B redeemable convertible preferred shares of $31.5 million, partially offset by payments of deferred offering costs of $1.9 million.

Contractual Obligations

As of June 30, 2023, our contractual obligations consist of facilities lease payments totaling $0.1 million through October 31, 2023. In June 2023, the Company entered into three lease agreements which are expected to commence in August 2023, January 2024 and February 2024. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements for additional information.

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

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. There were no material changes to these accounting policies during the six months ended June 30, 2023.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Controls Over Financial Reporting

We previously identified the material weaknesses in our internal control over financial reporting that continues to exist as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

These material weaknesses did not result in any material misstatements to the consolidated financial statements. These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Plan to Remediate the Material Weaknesses

We have taken and will continue to take certain measures to remediate the material weaknesses described above.

We have begun to hire additional accounting and IT personnel, including but not limited to the hiring of a senior director of SEC reporting and technical reporting in December 2021, director of finance and financial planning and analysis in February 2022 and director of information security in April 2022. In May 2022, we appointed our existing chief operating officer as our chief financial officer. In addition to the key hires, we have also engaged third-party consultants and advisors to assist us in designing and implementing controls necessary to remediate the material weakness, including formalization of our control environment using the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), implementing segregation of duties in the areas described above which gave rise to the material weaknesses and implementation of key mitigating controls to address key risks, and establishing key IT general controls over relevant IT domains and key systems relevant to our financial reporting processes. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We are working to remediate the material weaknesses as efficiently and effectively as possible.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our second quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our ADSs, involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and their related notes included in Part I. Item 1 “Financial Statements” of this Quarterly Report and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ADSs could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $41.3 million and $51.3 million for the six months ended June 30, 2023 and year ended December 31, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $158.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In February 2023, we completed our IPO, for net proceeds of $166.7 million. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates and economic inflation and the impact of the Russia/Ukraine conflict, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of recent or future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

We are in the early stages of our development efforts and have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in healthy overweight subjects in March 2023. We also initiated the dosing of the Phase 2a study in May 2023 and expect to report topline data for the Phase 1b MAD study and Phase 2a study in the latter half of the fourth quarter of 2023. We also completed an ethnobridging study of GSBR-1290 in Japanese individuals and are planning to initiate an additional formulation bridging study to evaluate a tablet formulation of GSBR-1290 before the end of 2023, both in preparation for the planned global Phase 2b study in 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF and PAH in September 2022. Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory requirements, as well as political, currency exchange and other economic risks relevant to such foreign countries. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with public health concerns. We have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. We experienced delays in our patient enrollment and our supply chain as a direct result of COVID-19 on our suppliers’ ability to timely manufacture and ship certain supplies such as reagents and other lab consumables. These delays have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, in recent years, a number of companies have entered the drug discovery industry utilizing different AI approaches. The success of other such AI approaches to drug discovery could create more competition for us. We believe that we must continue to invest a significant amount of time and resources in our platform technologies to maintain and improve our competitive position.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or applicable foreign authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the event that any of our manufacturers fails to comply with applicable requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the impact of future global pandemics, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on our third-party manufacturers or require us to obtain a license from such manufacturers in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

As a result of these risks, we may not be able to realize the benefit of our existing collaborations or any future collaborations or licensing agreements we may enter into. In addition, there have been a significant number of recent business combinations among large pharmaceutical and biomedical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. In addition, we may face regulatory obstacles in completing such transactions. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our structure-based drug discovery platform or product candidates or bring them to market and generate revenue.

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

The adoption and deployment of artificial intelligence (“AI”) in our, and any third-party collaborators’ operations, and in particular our and any third-party collaborators’ research and development (“R&D”) efforts to explore new targets and develop effective products, may not be effective and may expose us to risk.

The industry in which we compete is characterized by rapid technological advancements, frequent introductions of new products and heavy competition. The discovery of new products and targets remain vital to our success and the implementation by us and by any third-party collaborators of artificial intelligence technologies and processes, including advanced predictive analytics, computational approaches for drug discovery and so-called “generative” AI, has the potential to provide significant benefits in these areas. Use of AI in our efforts may be difficult to deploy successfully due to operational issues inherent in such methods. In particular, the AI algorithms utilize machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to ineffective product or target candidates and exposure to competitive and reputational harm. We face increased competition from other companies that are using AI and related methods for drug discovery, some of which have more resources than we do and may have developed more effective methods than we and any third-party collaborators have, which may reduce our and any third-party collaborator’s effectiveness in identifying potential targets and attracting additional collaborators to work with us. Even with the successful implementation of AI, we may fail to correctly identify indications and allocate resources efficiently, which could adversely impact our pipeline and ability to compete effectively.

Further, AI presents additional risks and challenges, especially as the use of these technologies becomes more important to our operations over time. Generative AI may be used improperly or inappropriately which could lead to the tainting of our proprietary information and render us unable to qualify for patent protection. Their use by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. Our use of generative AI platforms may lead to novel and urgent cybersecurity risks, which may adversely affect our operations and reputation, as well as the operations of any third-party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Regulators could limit our, or any third-party collaborator’s ability to develop or implement AI-based technologies as part of measures taken against us or any third-party collaborators in particular or as a consequence of broader legislation, which could have an adverse effect on our or any third-party collaborators’ business, results of operations and financial conditions. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.

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

In addition, we and any third-party collaborators are facing increasing competition from companies utilizing AI and other computational approaches for drug discovery. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or as well as other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these other AI approaches to drug discovery prove to be successful, or more successful, than our and any third-party collaborators’ approach, our business, financial condition and operating results could be adversely affected.

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

As of June 30, 2023, we had 77 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.

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

In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. Although we have previously claimed a refundable research and development tax credit there is a possibility that we may not be able to claim such credit or we might qualify for a lesser credit. If we lose our ability to operate Annapurna AU or Gasherbrum AU in Australia, or if in the future we are ineligible or unable to receive the research and development tax credit or are required to refund any research and development tax credit previously received or have to reserve for such credit in our financial statements, or if the Australian government significantly reduces or eliminates the tax credit, our business and results of operation may be adversely affected.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states on procedural grounds without specifically ruling on the constitutionality of the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-

of-pocket cost and through a newly established manufacturer discount program. It is possible the ACA will be subject to judicial or Congressional challenges in the future.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Several other states, including Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws have been passed or are being considered in other states, as well as at the federal and local levels. While these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The Attorney General and local government attorneys may also bring enforcement actions for alleged violations of the CCPA. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. Further, the CPRA recently took effect in California. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. While other state privacy laws are similar to the CCPA and CPRA, certain aspects of these other state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. The enactment of additional laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by these laws or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the European Economic Area (“EEA”) and United Kingdom (“UK”) to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Recently, however, the UK has implemented an International Data Transfer Agreement/Addendum and the EU-U.S. Data Privacy Framework has been introduced, (the latter of which allows for transfers of personal data for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), but these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a certain degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past, the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause a decrease in economic activity in China, which may affect our business and results of operations. In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we do not have a VIE structure, due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate and geopolitical tensions between China and the United States increase, the Chinese government may intervene with our operations and our business in China and United States, as well as the market price of our ADSs, may also be affected.

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

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress in November 2016 and came into effect in June 2017, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in June 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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

In addition, certain industry-specific laws and regulations affect the collection and transfer of data in the PRC. The Regulations on the Administration of Human Genetic Resources of the PRC (the “HGR Regulation”) was promulgated by the State Council in May 2019 and came into effect in July 2019. It stipulates that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. Foreign organizations and the entities established or actually controlled by foreign organizations or individuals may only utilize and be provided with China’s human genetic resources after satisfaction of all requirements under the HGR Regulation and other applicable laws, such as (i) China’s human genetic resources being utilized only in international cooperation with Chinese scientific research institutions, universities, medical institutions, and enterprises for scientific research and clinical trials after completion of requisite approval or filing formalities with competent governmental authorities, and (ii) China’s human genetic resources information being provided after required filing and information backup procedures have been gone through. In October 2020, the SCNPC promulgated the Biosecurity Law of the PRC, which reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative sanctions where China’s human genetic resources are collected, preserved, exported or used in international cooperation in violation of applicable laws. In May 2023, the Ministry of Science and Technology published the Implementing Rules for the Regulations on the Administration of Human Genetic Resources (the “HGR Implementing Rules”) which came into effect in July 2023. The HGR Implementing Rules have, among other things, further clarified the scope of China’s human genetic resources information, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the forbiddance on the collection, preservation and export of China’s human genetic resources by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. There remain significant uncertainties as to how various provisions of the HGR Regulation and the related laws and regulations may be interpreted and implemented. Given such uncertainty, although we have made great efforts to comply with mandatory requirements of laws and government authorities in this regard, we cannot assure you that we will be deemed at all times in full compliance with the HGR Regulation, the Biosecurity Law of the PRC, the HGR Implementing Rules and other applicable laws in our utilizing of and dealing with China’s human genetic resources. As a result, we may be exposed to compliance risks under the HGR Regulation, the Biosecurity Law of the PRC and the HGR Implementing Rules.

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

Furthermore, on February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Measures and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future issuances of our equity securities to foreign investors. For more details, see the Part I. Item 1. “Business—Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As a company with operations in China, our business is subject to risks associated with conducting business outside the United States. In addition to our technology development and early discovery activities through Basecamp Bio in China, substantially all of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
●	differing and changing regulatory requirements for product approvals;
●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
●	potentially reduced protection for intellectual property rights;
●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
●	changes in non-U.S. regulations and customs, tariffs and trade barriers;
●	changes in non-U.S. currency exchange rates of the RMB;
●	increasing geopolitical tensions between the U.S. and China and changes in a specific country’s or region’s political or economic environment especially with respect to a particular country’s treatment of or stance towards other countries;
●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;
●	differing reimbursement regimes and price controls in certain non-U.S. markets;
●	negative consequences from changes in tax laws;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	variable tax treatment in different jurisdictions of options granted under our equity incentive plans;
●	workforce uncertainty in countries where labor unrest is more common than in the United States; and
●	business interruptions resulting from geo-political actions, including war and terrorism, health epidemics, or natural disasters including earthquakes, typhoons, floods and fires.

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

Our Chinese subsidiaries’ ability to obtain currency exchange is subject to significant foreign exchange controls and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the State Administration of Foreign Exchange (“SAFE”). In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local branch of SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with the State Administration for Market Regulation or its local branch, reporting of foreign investment information with the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), or its local branch or registration with other governmental authorities in China.

In light of the various requirements imposed by Chinese regulations on loans to, and direct investment in, China-based entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government requirements or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese subsidiaries. If we fail to adhere to such requirements or obtain such approval, our ability to use the proceeds we received from the IPO and to capitalize or otherwise fund our Chinese operations, including our technology development and early discovery activities through Basecamp Bio, may be negatively affected, which could materially and adversely affect our ability to fund and expand our business.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including due to delays as a result of global pandemics impacting our or our licensors’ operations. Further, we may decide to not pursue or seek patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Or we may not be able to obtain a patent on such technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our product candidates, or to block competitor products or product candidates that are similar to ours.

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

We may in the future enter into license agreements with third parties under which we receive rights to intellectual property that are important to our business. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. These intellectual property license agreements may require of us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of the license agreements may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and materially adversely affect our business, financial condition, results of operations and prospects.

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

The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, and other similar provisions during the patent application process. For example, many countries, including the U.S. and China, require a foreign filing license to seek patent protection in a country outside of the inventor’s or invention’s country. Each country’s laws regarding foreign filing licenses vary and may even conflict. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes on the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or shareholder litigation;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, global pandemics or the Russia/Ukraine conflict; and
●	other events or factors, many of which are beyond our control.

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

Although our annual financial statements were audited and reported upon by auditors who are currently subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), there is no guarantee that future audit reports will be prepared by auditors that are subject to inspection by the PCAOB and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions to our access of the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (“HFCA Act”) or the Accelerating Holding Foreign Companies Accountable Act (“AHFCA Act”) if the SEC subsequently identifies that our audit work is performed by an auditor that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as the Nasdaq, may delist our securities.

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

In May 2023, we dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP as our independent registered public accounting firm. Each of PricewaterhouseCoopers LLP and Ernst & Young LLP, is headquartered in the United States, is registered with the PCAOB and is an auditor of companies that are both registered with the SEC and publicly traded in the United States. As a result, the HFCA Act did not previously and does not currently apply to us. However, if our operations fundamentally change in a way that requires our independent registered public accounting firm to be located in China in order to comply with the standards of the PCAOB regarding auditors then the HFCA Act would apply to us. Such a restriction would negatively impact our ability to raise capital. We view the likelihood to be remote that our operations will fundamentally change, as to require our auditor to be located in China. Additionally, it is possible that in the future Congress could amend the HFCA Act or the SEC could modify its regulations to apply the restrictions, including trading prohibitions and delisting, under the HFCA Act in situations in which an independent registered public accounting firm in China performs part of the audit such as in our current situation. There are currently no such proposals.

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

We have identified material weaknesses in our internal control over financial reporting, which continue to exist as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

These material weaknesses did not result in any material misstatements to the consolidated financial statements. These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

As of June 30, 2023, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 46% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

Beginning August 2, 2023, 77,745,193 ordinary shares (excluding the 18,000,000 ordinary shares issued to our depositary bank for bulk issuance of ADSs reserved for future issuances upon the exercise or vesting of awards granted under our equity incentive plans are available for sale in the public market, following the expiration of lock-up agreements entered into by substantially all of our shareholders in connection with the IPO. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of restrictions in the lock-up agreements, could cause the market price of our ADSs to fall or make it more difficult for our securityholders to sell their ADSs at a time and price that they deem appropriate.

In addition, promptly following the completion of our IPO, we filed a registration statement registering the issuance of approximately 22,099,376 ordinary shares (which may be in the form of ADSs) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares (or ADSs) registered under this registration statement are available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

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

There are provisions in our amended and restated memorandum and articles of association that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other shareholders. For example, as of the date of this Quarterly Report, our board of directors will have the authority to issue up to 92,589,482 shares of an additional class or classes of shares, which could include preference shares. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the other classes of shares without any further vote or action by our shareholders. The issuance of such shares may delay or prevent a change of control transaction. As a result, the market price of our ADSs and the voting and other rights of our shareholders may be adversely affected. An issuance of other classes of shares may result in the loss of voting control to other shareholders.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with the year ending December 31, 2023, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, by and between the registrant and the investors named therein.	S-1	333-269200	4.4	January 12, 2023

4.5	Summary of Rights of Non-Voting Ordinary Shares.	10-Q	001-41608	4.5	May 11, 2023
						X
10.1	Exchange Agreement dated May 10, 2023 between the registrant and the investors named therein.	10-Q	001-41608	10.1	May 11, 2023

10.2	Lease Agreement, dated June 29, 2023, by and between the registrant and Shanghai Changtai Business Management Co., Ltd.	8-K	001-41608	10.1	July 6, 2023

10.3	House Leasing Contract, dated June 29, 2023, by and between the Shanghai ShouTi Biotechnology Co., ltd. and Shanghai Chuangzhi Space Entrepreneurship Incubator Management Co., Ltd.	8-K	001-41608	10.2	July 6, 2023

10.4	Sublease, dated June 29, 2023, by and between Structure Therapeutics USA Inc. and Aligos Therapeutics, Inc.	8-K	001-41608	10.3	July 6, 2023

10.5	Non-employee Director Compensation Policy.	8-K	001-41608	10.1	August 4, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: August 10, 2023

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)