Form 10-Q/A
period 2023-06-30
Structure Therapeutics Inc.
filed 2023-11-16
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-41608

Structure Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1480821
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
601 Gateway Blvd., Suite 900 South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (628) 229-9277

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
American Depositary Shares (ADSs), each representing three ordinary shares, par value $0.0001 per ordinary share Ordinary shares, par value $0.0001 per share*	GPCR	Nasdaq Global Market Nasdaq Global Market*

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

EXPLANATORY NOTE

Structure Therapeutics Inc., or “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2023 (the “Original Filing”). This Amended Filing is being filed solely for the purpose of indicating that an independent registered public accounting firm did not review the interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 (the “2022 Interim Financial Statements”). As a result, the Quarterly Report is deemed substantially deficient until the reviews of the 2022 Interim Financial Statements are completed by an independent registered public accounting firm. The headings in the columns of the 2022 Interim Financial Statements and related notes thereto have been amended to state “Not Reviewed”. Except as described herein, no other changes have been made to the Original Filing. This Amended Filing speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any of the other information contained in the Original Filing in any way other than as expressly described in this Amended Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. We plan to file an additional amendment to our Quarterly Report when the review is completed.

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

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
		NOT REVIEWED[1]		NOT REVIEWED[1]
Operating expenses:
Research and development	$19,411	$10,181	$32,546	$18,673
General and administrative	6,576	3,779	13,090	8,239
Total operating expenses	25,987	13,960	45,636	26,912
Loss from operations	(25,987)	(13,960)	(45,636)	(26,912)
Interest and other income (expense), net	2,825	76	4,524	7
Loss before provision for income taxes	(23,162)	(13,884)	(41,112)	(26,905)
Provision for income taxes	118	64	143	124
Net loss	(23,280)	(13,948)	(41,255)	(27,029)
Less: Accretion of redeemable convertible preferred shares to their redemption value	—	(1,515)	—	(1,515)
Net loss attributable to ordinary shareholders	$(23,280)	$(15,463)	$(41,255)	$(28,544)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(1.64)	$(0.44)	$(3.09)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	114,759	9,435	93,325	9,250
Other comprehensive loss:
Unrealized loss on investments, net	(537)	(50)	(280)	(85)
Total other comprehensive loss	(537)	(50)	(280)	(85)
Comprehensive loss	$(23,817)	$(13,998)	$(41,535)	$(27,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

___________________________

1 A review, pursuant to PCAOB AS 4105, Reviews of Interim Financial Information, by an independent registered public accounting firm has not been completed for the indicated period.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	—	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	—	—	—	—	—	—	—	114,730	11	—	—	371,120	147	(134,927)	236,351
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	68	—	—	—	179	—	—	179
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,702	—	—	1,702
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,280)	(23,280)
Balance at June 30, 2023	—	$—	—	$—	—	$—	—	$—	107,387	$10	7,411	$1	$373,001	$(390)	$(158,207)	$214,415

												ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	DEFICIT
Balance at December 31, 2021	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$—	$—	$(64,736)	$(64,735)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	620	—	—	620
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,081)	(13,081)
Balance at March 31, 2022	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$620	$(35)	$(77,817)	$(77,231)
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $1,515	—	—	—	—	8,155	31,500	—	—	—	—	—	—	—	—
Accretion of Series B redeemable convertible preferred shares to their redemption value	—	—	—	—	—	1,515	—	—	—	—	(620)	—	(895)	(1,515)
Repurchase of restricted stock awards	—	—	—	—	—	—	—	—	(450)	—	(6)	—	—	(6)
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	8	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	643	—	—	643
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,948)	(13,948)
Balance at June 30, 2022 (NOT REVIEWED)[1]	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,452	$1	$641	$(85)	$(92,660)	$(92,103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

___________________________

1 A review, pursuant to PCAOB AS 4105, Reviews of Interim Financial Information, by an independent registered public accounting firm has not been completed for the indicated period.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2023	2022
		NOT REVIEWED[1]
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

___________________________

1 A review, pursuant to PCAOB AS 4105, Reviews of Interim Financial Information, by an independent registered public accounting firm has not been completed for the indicated period.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(NOT REVIEWED)1

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

[1]

A review, pursuant to PCAOB AS 4105, Reviews of Interim Financial Information, by an independent registered public accounting firm has not been completed for the three and six months ended June 30, 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
		NOT REVIEWED		NOT REVIEWED
Research and development	$584	$232	$2,176	$491
General and administrative	1,118	411	2,059	772
Total share-based compensation	$1,702	$643	$4,235	$1,263

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
		NOT REVIEWED		NOT REVIEWED
Numerator:
Net loss attributable to ordinary shareholders	$(23,280)	$(13,948)	$(41,255)	$(27,029)
Accretion of redeemable convertible preferred shares to their redemption value	—	(1,515)	—	(1,515)
Net loss attributable to ordinary shareholders	$(23,280)	$(15,463)	$(41,255)	$(28,544)
Denominator:
Weighted-average ordinary shares outstanding	114,784	10,899	93,457	10,897
Less: weighted-average unvested restricted ordinary shares subject to repurchase	(25)	(1,464)	(132)	(1,647)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	114,759	9,435	93,325	9,250
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(1.64)	$(0.44)	$(3.09)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	JUNE 30,
	2023	2022
		NOT REVIEWED
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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Date: November 16, 2023

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)