Form 10-Q/A
period 2023-06-30
Structure Therapeutics Inc.
filed 2023-11-17
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Structure Therapeutics Inc., or “we,” “us,” and “our,” is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2023 (the “Original Filing”) and subsequently amended on November 16, 2023 (the ““First Amended Filing”, and together with the Original Filing, the “Prior Filings”).

As previously disclosed, the interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 (the “2022 Interim Financial Statements”) were not previously reviewed by an independent registered public accounting firm in accordance with Public Company Accounting Oversight Board Auditing Standard 4105, Reviews of Interim Financial Information (“PCAOB AS 4105”). As a result, the Prior Filings were substantially deficient and not considered timely filed or current.

This Second Amended Filing is being filed solely for the purpose of (i) removing the references to “Not Reviewed” in the headings in the columns and related notes thereto in the First Amended Filing; and (ii) disclosing that the Quarterly Report is no longer substantially deficient. This Second Amended Filing speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any of the other information contained in the Original Filing in any way. Accordingly, this Second Amended Filing should be read in conjunction with the Prior Filings.

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

Date: November 17, 2023

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)