Form 10-Q
period 2023-09-30
Structure Therapeutics Inc.
filed 2023-11-17
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Registrant’s telephone number, including area code: (628) 229-9277

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of October 31, 2023, was 139,159,315, comprised of 136,757,395 ordinary shares and 2,401,920 non-voting ordinary shares. 105,228,312 ordinary shares were held in the form of ADSs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;
●	the impact of data collection omissions at any of our clinical sites;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical trials;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and
●	the ongoing impact of geopolitical and macroeconomic factors.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical trials and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.

◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical trials or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for GSBR-1290, ANPA-0073, LTSE-2578, and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (“Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies of the Chinese government or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our American Depositary Shares (“ADSs”).
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,636	$26,091
Short-term investments	154,788	64,750
Prepaid expenses and other current assets	4,535	2,248
Total current assets	209,959	93,089
Property and equipment, net	2,408	1,031
Operating right-of-use assets	3,653	262
Other non-current assets	350	3,463
Total assets	$216,370	$97,845
Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,319	$6,009
Accrued expenses and other current liabilities	15,955	6,741
Operating lease liabilities, current portion	817	260
Total current liabilities	20,091	13,010
Operating lease liabilities, net of current portion	3,034	—
Other non-current liabilities	281	—
Total liabilities	23,406	13,010
Commitments and contingencies (Note 5)
Series A redeemable convertible preferred shares – $0.0001 par value, 0 and 19,200 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $32,001 as of September 30, 2023 and December 31, 2022, respectively)	—	32,001
Series A+ redeemable convertible preferred shares – $0.0001 par value, 0 and 12,800 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $26,000 as of September 30, 2023 and December 31, 2022, respectively )	—	26,000
Series B redeemable convertible preferred stock – $0.0001 par value, 0 and 32,857 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $133,015 as of September 30, 2023 and December 31, 2022, respectively)	—	133,015
Series B‑1 redeemable convertible preferred stock – $0.0001 par value, 0 and 2,161 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $7,000 as of September 30, 2023 and December 31, 2022, respectively)	—	8,959
Shareholders’ equity (deficit):
Undesignated shares – $0.0001 par value; 100,000 and 0 shares authorized as of September 30, 2023 and December 31, 2022, respectively	—	—
Non-voting ordinary shares – $0.0001 par value; 7,411 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Ordinary shares – $0.0001 par value; 500,000 and 432,982 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 107,723 and 10,527 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	1
Additional paid-in capital	375,332	1,921
Accumulated other comprehensive loss	(310)	(110)
Accumulated deficit	(182,069)	(116,952)
Total shareholders’ equity (deficit)	192,964	(115,140)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$216,370	$97,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$17,515	$9,160	$50,061	$27,833
General and administrative	8,630	3,533	21,720	11,772
Total operating expenses	26,145	12,693	71,781	39,605
Loss from operations	(26,145)	(12,693)	(71,781)	(39,605)
Interest and other income (expense), net	2,688	349	7,212	356
Loss before provision for income taxes	(23,457)	(12,344)	(64,569)	(39,249)
Provision for income taxes	405	73	548	197
Net loss	(23,862)	(12,417)	(65,117)	(39,446)
Less: Accretion of redeemable convertible preferred shares to their redemption value	—	—	—	(1,515)
Net loss attributable to ordinary shareholders	$(23,862)	$(12,417)	$(65,117)	$(40,961)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.21)	$(1.27)	$(0.65)	$(4.34)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	114,948	9,780	100,613	9,428
Other comprehensive loss:
Unrealized gain (loss) on investments, net	80	(50)	(200)	(135)
Total other comprehensive loss	80	(50)	(200)	(135)
Comprehensive loss	$(23,782)	$(12,467)	$(65,317)	$(39,581)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	—	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	—	—	—	—	—	—	—	114,730	11	—	—	371,120	147	(134,927)	236,351
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	68	—	—	—	179	—	—	179
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,702	—	—	1,702
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,280)	(23,280)
Balance at June 30, 2023	—	—	—	—	—	—	—	—	107,387	10	7,411	1	373,001	(390)	(158,207)	214,415
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	336	—	—	—	473	—	—	473
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,858	—	—	1,858
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,862)	(23,862)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	107,723	$10	7,411	$1	$375,332	$(310)	$(182,069)	$192,964

												ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	DEFICIT
Balance at December 31, 2021	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	$—	$—	$(64,736)	$(64,735)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	620	—	—	620
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,081)	(13,081)
Balance at March 31, 2022	19,200	32,001	12,800	26,000	24,702	100,000	2,161	8,959	10,894	1	620	$(35)	(77,817)	(77,231)
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $1,515	—	—	—	—	8,155	31,500	—	—	—	—	—	—	—	—
Accretion of Series B redeemable convertible preferred shares to their redemption value	—	—	—	—	—	1,515	—	—	—	—	(620)	—	(895)	(1,515)
Repurchase of restricted stock awards	—	—	—	—	—	—	—	—	(450)	—	(6)	—	—	(6)
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	8	—	4	—	—	4
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	643	—	—	643
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,948)	(13,948)
Balance at June 30, 2022	19,200	32,001	12,800	26,000	32,857	133,015	2,161	8,959	10,452	1	641	(85)	(92,660)	(92,103)
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	75	—	29	—	—	29
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	628	—	—	628
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—		—	—	—	(12,417)	(12,417)
Balance at September 30, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	$1,298	$(135)	$(105,077)	$(103,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(65,117)	$(39,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,093	1,891
Depreciation	223	205
Accretion of asset retirement obligation	4	—
Non-cash lease expense	444	271
Accretion of net investment discounts	(3,651)	(427)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,287)	(73)
Other non-current assets	22	—
Accounts payable	(2,258)	2,277
Accrued expenses and other current liabilities	9,012	1,485
Operating lease liabilities	(244)	(277)
Net cash used in operating activities	(57,759)	(34,094)
Cash flows from investing activities
Purchases of short-term investments	(180,768)	(114,265)
Maturities of short-term investments	94,181	41,900
Purchases of property and equipment	(1,011)	(84)
Net cash used in investing activities	(87,598)	(72,449)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discount and commissions	172,296	—
Payments of deferred offering costs	(3,077)	(2,197)
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	31,500
Repurchases of restricted shares	—	(6)
Proceeds from exercise of share options	683	33
Net cash provided by financing activities	169,902	29,330
Net change in cash and cash equivalents	24,545	(77,213)
Cash and cash equivalents
Beginning of the period	26,091	105,305
End of the period	$50,636	$28,092
Supplemental disclosures of noncash investing and financing activities
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$199,975	$—
Exchange of ordinary shares to non-voting ordinary shares	$1	$—
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$312	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$3,835	$—
Recognition of asset retirement obligation	$277	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$312	$36
Accretion of redeemable convertible preferred shares to their redemption value	$—	$1,515

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

Initial Public Offering

In February 2023, the Company closed its initial public offering (“IPO”) of American Depositary Shares (“ADSs”). Each ADS represents three ordinary shares. The net proceeds from the IPO were approximately $166.7 million after deducting underwriting discounts and commissions and estimated offering costs.

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

Private Placement

On September 29, 2023, the Company entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per Share (or the equivalent of $37.47 per ADS), the closing price of its ADS on the Nasdaq Global Market on September 28, 2023 (the “Private Placement”). Each holder of non-voting ordinary shares has the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations. The Private Placement closed on October 3, 2023, and the Company received $300.0 million in gross proceeds before deducting placement agent fees and other private placement expenses.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $182.1 million as of September 30, 2023. Historically, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $205.4 million.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impact of Geopolitical and Macroeconomic Factors

There may be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, inflation, supply chain issues, rising interest rates, future bank failures, increased geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the Israel-Hamas war.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023 and condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 and condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO and recent Private Placement, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in shareholders equity (deficit) as a reduction of additional paid-in capital. As of September 30, 2023, the Company recorded $0.3 million of deferred offering costs related to the Private Placement on the condensed consolidated balance sheet under other non-current assets.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Laboratory equipment	$1,267	$1,098
Furniture and fixtures	115	115
Computer equipment and software	158	58
Leasehold improvements	1,440	109
	$2,980	$1,380
Less: Accumulated depreciation	(572)	(349)
Property and equipment, net	$2,408	$1,031

As of September 30, 2023 and December 31, 2022, non-current assets consisted primarily of deferred offering costs.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Accrued compensation	$3,386	$3,544
Accrued research and development expenses	2,564	1,818
Accrued clinical expenses	4,585	438
Accrued professional services	3,401	313
Income tax and VAT payable	580	174
Accrued other liabilities	1,439	454
Total accrued expenses and other current liabilities	$15,955	$6,741

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	SEPTEMBER 30,				DECEMBER 31,
	2023				2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$44,029	$—	$—	$44,029	$18,994	$—	$—	$18,994
Cash equivalents	44,029	—	—	44,029	18,994	—	—	18,994

U.S. government bonds	36,119	—	—	36,119	11,763	—	—	11,763
U.S. government agency bonds	—	30,057	—	30,057	—	1,794	—	1,794
Corporate debt securities	—	88,612	—	88,612	—	51,193	—	51,193
Short-term investments	36,119	118,669	—	154,788	11,763	52,987	—	64,750
Total fair value of financial assets	$80,148	$118,669	$—	$198,817	$30,757	$52,987	$—	$83,744

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	SEPTEMBER 30,				DECEMBER 31,
	2023				2022
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$44,029	$—	$—	$44,029	$18,994	$—	$—	$18,994
Cash equivalents	44,029	—	—	44,029	18,994	—	—	18,994

U.S. government bonds	36,257	(138)	—	36,119	11,820	(57)	—	11,763
U.S. government agency bonds	30,114	(59)	2	30,057	1,801	(7)	—	1,794
Corporate debt securities	88,727	(117)	2	88,612	51,239	(49)	3	51,193
Short-term investments	155,098	(314)	4	154,788	64,860	(113)	3	64,750
Total fair value of financial assets	$199,127	$(314)	$4	$198,817	$83,854	$(113)	$3	$83,744

As of September 30, 2023 and December 31, 2022, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2023 and 2022.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either September 30, 2023 or December 31, 2022, and no impairment losses were recognized for the three and nine months ended September 30, 2023 and 2022.

5. Commitments and Contingencies

Operating Leases

The maturities of operating lease liabilities as of September 30, 2023, were as follows (in thousands):

SEPTEMBER 30,
2023
2023 (remaining three months)	$93
2024	1,326
2025	1,341
2026	1,287
2027	359
Total undiscounted lease payments	4,406
Less: imputed interest	555
Total operating lease liability	3,851
Less: current portion	817
Operating lease liability, net of current portion	$3,034

Operating lease cost was $0.6 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, including $0.4 million and $0.2 million short-term lease costs for the three months ended September 30, 2023 and 2022, respectively. Operating lease cost was $1.2 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively, including $0.8 million and $0.6 million

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

short-term lease costs for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the weighted average remaining lease term was 3.5 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.6%. During the nine months ended September 30, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $0.2 million and $0.3 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

In June 2023, Shanghai ShouTi Biotechnology Co., Ltd. (“Shanghai ShouTi”), the Company’s wholly-owned subsidiary, entered into a lease agreement for approximately 22,500 square feet of office space in Shanghai, China, for its research and development operations office, which commenced in July 2023 and will expire on December 31, 2026. The annual base rent is approximately $0.7 million based on the exchange rate upon entering into this lease agreement, and Shanghai ShouTi is also responsible for the payment of additional costs and fees related to its use of the premises.

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of September 30, 2023 and December 31, 2022, the Company had asset retirement obligations of $0.3 million and $0, respectively, which are recorded in other non-current liabilities on the condensed consolidated balance sheets.

In June 2023, Structure Therapeutics USA Inc. (“Structure USA”), the Company’s wholly-owned subsidiary, entered into a sublease agreement for approximately 11,800 square feet of office space located in South San Francisco, California for its corporate headquarters. The lease commenced in July 2023 and will expire on August 31, 2027. The annual base rent will initially be approximately $0.5 million and will increase annually by 3%, and Structure USA will also be responsible for the payment of additional costs and fees related to its use of the premises.

In June 2023, Shanghai ShouTi entered into another lease agreement for approximately 8,400 square feet of laboratory space located in Shanghai, China for its research and development activities. The commencement date is expected to be February 1, 2024 and will expire on January 31, 2027. The annual base rent will be approximately $0.3 million based on the exchange rate upon entering into this lease agreement, and Shanghai ShouTi is also responsible for the payment of additional costs and fees related to its use of the premises. As of September 30, 2023, Shanghai ShouTi has not taken possession of the premises.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of September 30, 2023 and December 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

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

7. Shareholders’ Equity

As of September 30, 2023, the Company’s Memorandum and Articles of Association, as amended, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, of which 9,812,438 shares have been designated as non-voting ordinary shares and 90,187,562 remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s Articles of Association.

In May 2023 and September 2023, the Company’s board of directors designated 7,410,518 and 2,401,920 non-voting ordinary shares, respectively, in accordance with the Articles of Association. The non-voting ordinary shares rank on parity with the ordinary shares as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The non-voting ordinary shares are entitled on an equal basis to any dividends declared on the ordinary shares on an as-converted to

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ordinary share basis. Each non-voting ordinary shareholder has the right to convert each non-voting ordinary share into one ordinary share, subject to appropriate adjustment in the event of any dividend, split, reverse split, combination or other similar recapitalization with respect to the ordinary shares, at such holder’s election by providing written notice to the Company, provided that such non-voting ordinary shares may only be converted into ordinary shares during such time or times as immediately prior to or as a result of such conversion would not result in the holder thereof beneficially owning, when aggregated with affiliates with whom such holder is required to aggregate beneficial ownership for purposes of Section 13(d) of the Exchange Act, in excess of the 9.99% of the ordinary shares (the “Beneficial Ownership Limitation”). Any non-voting ordinary shareholder may increase the Beneficial Ownership Limitation with respect to such holder, not to exceed 19.99% of the ordinary shares, upon 61 days’ prior written notice to the Company and may decrease the Beneficial Ownership Limitation at any time upon providing written notice of such election to the Company; provided, however, that no holder may make such an election to change the percentage with respect to such holder unless all holders managed by the same investment advisor as such electing holder make the same election.

In May 2023, the Company entered into an Exchange Agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P. (collectively referred to as “BVF”), who in the aggregate hold more than 5% of the Company’s issued share capital, pursuant to which BVF delivered to the Company, a total of 7,410,518 ordinary shares of the Company, in exchange for the Company’s delivery of 7,410,518 newly designated non-voting ordinary shares, par value $0.0001 per share. The exchange did not result in any change in the aggregate number of outstanding shares of the Company as the exchange was implemented on a one-for-one basis.

On September 29, 2023, the Company entered into a share purchase agreement to issue certain shares to Purchasers, including 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS) in the Private Placement which closed on October 3, 2023.

Ordinary shareholders, including non-voting ordinary shareholders, are entitled to dividends if and when declared by the Company’s board of directors subject to the prior rights of any preferred shareholders. As of September 30, 2023 and December 31, 2022, no dividends on ordinary shares had been declared by the board of directors.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options

A summary of share option activity is set forth below (in thousands except per share amounts and years):

		OUTSTANDING AWARDS
	NUMBER			WEIGHTED-
	OF	NUMBER OF		AVERAGE
	SHARES	SHARES	WEIGHTED-	REMAINING
	AVAILABLE	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	FOR	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	GRANT	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2022	977	7,612	$1.62	8.57	$13,283
Additional shares authorized	12,000	—	—
Granted	(5,102)	5,102	6.11
Exercised	—	(430)	1.60
Forfeited	390	(390)	4.39
As of September 30, 2023	8,265	11,894	3.45	8.47	158,863
Exercisable at September 30, 2023		4,160	1.35	7.55	64,290
Vested and expected to vest at September 30, 2023		11,894	3.45	8.47	158,863

The total fair value of options that vested during the three months ended September 30, 2023 and 2022 was $1.7 million and $0.4 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $3.5 million and $1.1 million, respectively.

Restricted Shares

Activity with respect to restricted shares was as follows (in thousands, except per share amounts):

NUMBER OF SHARES
	UNDERLYING	WEIGHTED-
	OUTSTANDING	AVERAGE
	RESTRICTED	GRANT DATE FAIR
	SHARES	VALUE
Unvested, December 31, 2022	327	$0.33
Vested	(327)	0.33
Unvested, September 30, 2023	—	—

The fair value of restricted shares vested during the three months ended September 30, 2023 and 2022 was $0 and $0.1 million, respectively. The fair value of restricted shares vested during the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.3 million, respectively.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$762	$201	$2,938	$692
General and administrative	1,096	427	3,155	1,199
Total share-based compensation	$1,858	$628	$6,093	$1,891

As of September 30, 2023, the total unrecognized share-based compensation expense related to unvested share options was $28.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

China Employees’ Options

The Company has granted share options to employees based in China. The exercise of share options granted to such employees was conditioned on a liquidity event, such as an IPO or change in control, which was not considered probable until consummated. The liquidity event condition was satisfied upon the closing of the IPO, and the Company recognized cumulative share-based compensation expense for share options granted to employees based in China. For the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $1.9 million in share-based compensation expense related to share options granted to employees based in China, respectively.

Performance Options

In February 2023, the Company’s board of directors approved the grant of performance share options for 1,200,000 ordinary shares, which were granted under the 2023 Equity Incentive Plan. Each share option will vest over four years, subject to the achievement of certain clinical milestones as determined by the Company’s compensation committee in the first year following the grant, and subject to the employees’ continuous service through each vesting date. The achievement of performance milestones was not probable as of September 30, 2023. As such, no share-based compensation expense has been recognized for performance share options during the nine months ended September 30, 2023.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to ordinary shareholders	$(23,862)	$(12,417)	$(65,117)	$(39,446)
Accretion of redeemable convertible preferred shares to their redemption value	—	—	—	(1,515)
Net loss attributable to ordinary shareholders	$(23,862)	$(12,417)	$(65,117)	$(40,961)
Denominator:
Weighted-average ordinary shares outstanding	114,948	10,510	100,700	10,918
Less: weighted-average unvested restricted ordinary shares subject to repurchase	—	(730)	(87)	(1,490)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	114,948	9,780	100,613	9,428
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.21)	$(1.27)	$(0.65)	$(4.34)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	SEPTEMBER 30,
	2023	2022
Options to purchase ordinary shares	11,894	7,329
Redeemable convertible preferred shares	—	67,018
Ordinary share warrants	—	112
Unvested restricted ordinary share awards	—	573
Total	11,894	75,032

9. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. is a member of the Company’s board of directors. During the three and nine months ended September 30, 2023 and 2022, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the three months ended September 30, 2023 and 2022, the Company paid $0 and less than $0.1 million to Schrödinger, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid $0 and $0.2 million to Schrödinger, respectively, and had no payable balance to Schrödinger as of September 30, 2023 and December 31, 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lhotse Collaboration Agreement with Schrödinger

In October 2020, Lhotse Bio, Inc., the Company’s wholly-owned subsidiary (“Lhotse”), entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger to discover and develop novel, orally bioavailable, small molecule inhibitors of LPA1R. Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of September 30, 2023, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of September 30, 2023, no milestone or royalty payments have been paid or accrued.

Aconcagua Collaboration Agreement with Schrödinger

In November 2023, Aconcagua Bio, Inc., the Company’s wholly-owned subsidiary (“Aconcagua”), entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger to discover and develop novel, small molecule modulators of a specific target. Under the Aconcagua-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Aconcagua is obligated to provide day-to-day chemistry and biology support. Pursuant to the Aconcagua-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the term of the Aconcagua-Schrödinger Agreement or if longer, for a specified number of years after the effective date of the Aconcagua-Schrödinger Agreement, Schrödinger is obligated, subject to certain exceptions, to work exclusively with Aconcagua on the design, research, development and commercialization of compounds that inhibit the target. Aconcagua will solely own the research results, work product, inventions and other intellectual property generated under the Aconcagua-Schrödinger Agreement other than improvements to Schrödinger’s background intellectual property.

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration. If Aconcagua develops and commercializes a product containing a compound (“ Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of September 30, 2023, no milestone or royalty payments have been paid or accrued.

Purchase of non-voting ordinary shares by BVF

On September 29, 2023, the Company entered into a share purchase agreement to issue certain shares to Purchasers, including 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS) to BVF, a more than 5% shareholder of the Company, for aggregate gross proceeds of approximately $30 million, in the Private Placement which closed on October 3, 2023.

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

Overview

We are a clinical stage global biopharmaceutical company aiming to develop and deliver novel oral therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages structure-based drug discovery and computational chemistry expertise and enables us to develop oral small molecule therapeutics for the treatment of various diseases including those impacting the metabolic, cardiovascular, and pulmonary systems. In February 2023, we completed our Initial Public Offering (“IPO”) for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $300 million in gross proceeds before deducting placement agent fees and other private placement expenses.

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR 1290, our oral small molecule product candidate targeting the validated glucagon-like peptide-1 receptor (“GLP 1R”) for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR 1290 in September 2022. GSBR 1290 was generally well tolerated and demonstrated dose-dependent pharmacokinetic and pharmacodynamic activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study in January 2023 and completed dosing in healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. We expect to report Phase 2a diabetes cohort topline data in December 2023, along with results from a Japanese ethno-bridging study of GSBR-1290. Due to a data collection omission that occurred at a clinical site that impacted the obesity cohort of the Phase 2a study, we now expect to report Phase 2a obesity cohort data in the first half of 2024. While we remain blinded to data from the Phase 2a obesity cohort, there were no adverse-event related discontinuations through the end of the study at 12 weeks for any of the 40 participants. We also initiated a formulation bridging study to evaluate a tablet formulation of GSBR-1290. This study is expected to be completed in the second quarter of 2024, in preparation for the two planned global Phase 2b studies for T2DM and obesity which we expect to initiate in the second half of 2024.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $65.1 million and $39.4 million in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $182.1 million. Historically, we have financed our operations primarily through the private placement of equity securities. In February 2023, we completed our IPO of our American depositary shares (“ADSs”), in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023 (“Private Placement”). We completed the Private Placement in October 2023 and received $300.0 million in gross proceeds before deducting placement agent fees and other private placement expenses.

As of September 30, 2023, we have cash, cash equivalents and short-term investments of $205.4 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the Private Placement, will be sufficient to fund our projected operations through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from rising interest rates, future bank failures, global pandemics, the Russia/Ukraine conflict, the Israel-Hamas war or other events. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, geopolitical tensions between the U.S. and China and the ongoing Russia/Ukraine conflict for the nine months ended September 30, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Israel-Hamas war, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

Lhotse Collaboration Agreement with Schrödinger, LLC

In October 2020, Lhotse Bio, Inc., our wholly-owned subsidiary, entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger, LLC (together with its affiliates, “Schrödinger”) to discover and develop novel, orally bioavailable, small molecule inhibitors of LPA1R. Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of September 30, 2023, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by- Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by- Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of September 30, 2023, no milestone or royalty payments have been paid or accrued.

Aconcagua Collaboration Agreement with Schrödinger

In November 2023, Aconcagua Bio, Inc., our wholly-owned subsidiary (“Aconcagua”), entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger to discover and develop novel, small molecule modulators of a specific target. Under the Aconcagua-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Aconcagua is obligated to provide day-to-day chemistry and biology support. Pursuant to the Aconcagua-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Aconcagua-Schrödinger Agreement or if longer, for a specified number of years after the effective date of the Aconcagua-Schrödinger Agreement, Schrödinger is obligated, subject to certain exceptions, to work exclusively with Aconcagua on the design, research, development and commercialization of compounds that inhibit the target. Aconcagua will solely own the research results, work product, inventions and other intellectual property generated under the Aconcagua-Schrödinger Agreement other than improvements to Schrödinger’s background intellectual property.

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration. If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances.

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

We are focusing substantially all of our resources on the development of our product candidates and the discovery of new product candidates through our structure-based drug discovery platform. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our clinical trials and preclinical studies and other research and development activities;
●	the impact of data collection omissions at any of our clinical sites;
●	the phases of development of our product candidates;
●	the number of trials required for approval;
●	the number of sites included in our trials;

●	the countries in which our trials are conducted;
●	per subject trial costs;
●	uncertainties in clinical trial enrollment rates or design and drop-out/discontinuation rates;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals;
●	the FDA’s, or other regulatory authority’s influence on clinical trial design;
●	making arrangements with third-party contract research organizations (“CROs”);
●	the cost and timing of manufacturing our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; the extent to which we establish additional strategic arrangements;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
●	retention of key research and development personnel.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Operating expenses:
Research and development	$17,515	$9,160
General and administrative	8,630	3,533
Total operating expenses	26,145	12,693
Loss from operations	(26,145)	(12,693)
Interest and other income (expense), net	2,688	349
Loss before income tax expense	(23,457)	(12,344)
Provision for income taxes	405	73
Net loss	$(23,862)	$(12,417)

Research and Development Expenses

Research and development expenses increased by $8.3 million, or 91%, to $17.5 million during the three months ended September 30, 2023, compared to $9.2 million during the three months ended September 30, 2022. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs, clinical study activities and increases related to employee expenses, primarily due to an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Product candidate:
ANPA‑0073	$808	$96
GSBR‑1290	11,477	5,702
LTSE‑2578	1,577	1,367
Other	3,653	1,995
Total research and development expenses	$17,515	$9,160

General and Administrative Expenses

General and administrative expenses increased by $5.1 million, or 144%, to $8.6 million during the three months ended September 30, 2023, compared to $3.5 million during the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increases in professional services and employee related expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $2.3 million to an income of $2.7 million during the three months ended September 30, 2023, compared to an income of $0.3 million during the three months ended September 30, 2022. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Operating expenses:
Research and development	$50,061	$27,833
General and administrative	21,720	11,772
Total operating expenses	71,781	39,605
Loss from operations	(71,781)	(39,605)
Interest and other income (expense), net	7,212	356
Loss before provision for income taxes	(64,569)	(39,249)
Provision for income taxes	548	197
Net loss	$(65,117)	$(39,446)

Research and Development Expenses

Research and development expenses increased by $22.3 million, or 80%, to $50.1 million during the nine months ended September 30, 2023, compared to $27.8 million during the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs, clinical study activities and increases related to employee expenses, primarily due an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Product candidate:
ANPA‑0073	$3,221	$3,402
GSBR‑1290	32,759	14,278
LTSE‑2578	3,952	3,838
Other	10,129	6,315
Total research and development expenses	$50,061	$27,833

General and Administrative Expenses

General and administrative expenses increased by $9.9 million, or 84%, to $21.7 million during the nine months ended September 30, 2023, compared to $11.8 million during the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to increases in professional services and employee related expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $6.9 million to an income of $7.2 million during the nine months ended September 30, 2023, compared to an income of $0.4 million during the nine months ended September 30, 2022. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In February 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $205.4 million and an accumulated deficit of $182.1 million. In October 2023, we completed our Private Placement and received $300.0 million in gross proceeds before deducting placement agent fees and other private placement expenses.

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

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $65.1 million and $39.4 million in the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $182.1 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $300.0 million in gross proceeds before deducting placement agent fees and other private placement expenses. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $205.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the Private Placement will be sufficient to fund our projected operations for the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our preclinical development activities, laboratory testing and clinical trials for our product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the cost and timing of manufacturing our product candidates;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems; and
●	the impact of geopolitical and macroeconomic events, including future bank failures, increased geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions that may impact our ability to access capital on acceptable terms, if at all.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, current and future bank failures, global pandemics, geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the Israel-Hamas war. If we are unable to obtain additional funding, or funding on acceptable terms, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(57,759)	$(34,094)
Investing activities	(87,598)	(72,449)
Financing activities	169,902	29,330
Net increase (decrease) in cash and cash equivalents	$24,545	$(77,213)

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $57.8 million, consisting of a net loss of $65.1 million, partially offset by non-cash charges of $3.1 million and a decrease in net operating assets of $4.2 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets and a decrease in accounts payable.

During the nine months ended September 30, 2022, net cash used in operating activities was $34.1 million, consisting of a net loss of $39.4 million, partially offset by non-cash charges of $1.9 million and a decrease in net operating assets of $3.4 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The decrease in net operating assets was primarily due to increases in accounts payable and accrued expenses and other current liabilities.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $87.6 million, consisting primarily of net purchases of short-term investments of $86.6 million and purchases of property and equipment of $1.0 million.

During the nine months ended September 30, 2022, net cash used in investing activities was $72.4 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $169.9 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, partially offset by payment of deferred offering costs of $3.1 million.

During the nine months ended September 30, 2022, net cash provided by financing activities was $29.3 million, consisting primarily of net proceeds from the issuance of our Series B redeemable convertible preferred shares, partially offset by payments of deferred offering costs.

Contractual Obligations

As of September 30, 2023, our contractual obligations consist of facilities lease payments totaling $4.4 million, with $1.1 million expected to be paid within the next 12 months. In June 2023, we entered into three lease agreements, one of which commenced in July 2023, and two of which are expected to commence in January 2024 and February 2024, respectively. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements for additional information.

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

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. There were no material changes to these accounting policies during the nine months ended September 30, 2023.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses in Internal Controls Over Financial Reporting

We previously identified the material weaknesses in our internal control over financial reporting that continues to exist as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

We have begun to hire additional accounting and IT personnel, including but not limited to the hiring of a senior director of SEC reporting and technical reporting in December 2021, director of finance and financial planning and analysis in February 2022 and director of information security in April 2022. In May 2022, we appointed our existing chief operating officer as our chief financial officer. In addition to the key hires, we have also engaged third-party consultants and advisors to assist us in designing and implementing controls necessary to remediate the material weakness, including formalization of our control environment using the criteria described in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), implementing segregation of duties in the areas described above which gave rise to the material weaknesses and implementation of key mitigating controls to address key risks, and establishing key IT general controls over relevant IT domains and key systems relevant to our financial reporting processes. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We are working to remediate the material weaknesses as efficiently and effectively as possible.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our third quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities, involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and their related notes included in Part I. Item 1 “Financial Statements” of this Quarterly Report and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ADSs could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $65.1 million and $51.3 million for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $182.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of September 30, 2023, together with the net proceeds from the Private Placement, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates and economic inflation and the impact of the Russia/Ukraine conflict and Israel-Hamas war, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of recent or future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares in the Private Placement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are in the early stages of our development efforts and have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in healthy overweight subjects in March 2023. We also initiated the dosing of the Phase 2a study in May 2023. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations, demonstrated an encouraging safety profile, and demonstrated significant weight loss up to 4.9% placebo-adjusted, supporting once-daily dosing. We expect to report Phase 2a diabetes cohort data in December 2023, along with results from the Japanese ethno-bridging study of GSBR-1290. Due to a data collection omission that occurred at a clinical site that impacted the obesity cohort of the Phase 2a study, we now expect to report Phase 2a obesity cohort data in the first half of 2024. We are planning to initiate an additional formulation bridging study to evaluate a tablet formulation of GSBR-1290 before the end of 2023, which is expected to completed in the second quarter of 2024, both in preparation for the two planned global Phase 2b studies for T2DM and obesity, which we expect to initiate in the second half of 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF and PAH in September 2022. Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of

NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, in September 2023, we reported positive results from our 28-day Phase 1b MAD study which focused on the safety and tolerability of GSBR-1290 in 24 otherwise healthy overweight or obese individuals. The results showed GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations, demonstrated an encouraging safety profile, demonstrated significant weight loss up to 4.9% placebo-adjusted, supporting once-daily dosing. In addition, we reported that while we remain blinded to data from the Phase 2a obesity cohort, there were no adverse-event related discontinuations through the end of the study at 12 weeks for any of the 40 participants in the Phase 2a obesity cohort. Due to the preliminary nature of these results, the length of the study and sample size and the risks that unblinded data is not consistent with blinded data these results are not necessarily indicative of the final results for our clinical trials for GSBR-1290. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

Even if our clinical trials are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical trials that are based on preclinical studies and early clinical trials, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate GSBR-1290 for T2DM and obesity and ANPA-0073 for IPF and PAH, we may encounter new and unforeseen difficulties. For example, we recently completed a 13-week toxicology study evaluating GSBR-1290 in NHPs to support the protocol amendment for our Phase 2a study, in which we observed low to moderate levels of liver necrosis across all dosing groups, including the control group. Although the liver necroses observed in the NHP study were not attributed to GSBR-1290, the FDA may disagree or take action which could delay our GSBR-1290 program and harm our business and financial condition. Similarly any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

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

Clinical trials may not be conducted as planned or completed on schedule, if at all. For example, in September 2023 we reported that a data collection omission had occurred at a clinical site that impacted the obesity cohort (120 mg dose level) of the Phase 2a study for GSBR-1290, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Other safety and laboratory assessments were measured at all visits, including the week 12 visit as per protocol. We are enrolling additional participants in the Phase 2a obesity cohort to replace those for whom 12-week weight data was not collected. The replacement participants will follow the same study protocol, without changes in the titration schema or target dose (120 mg at once-daily dosing). However, as a result of this data collection omission, instead of reporting topline data from the obesity cohort in the latter half of the fourth quarter of 2023 as planned, we now plan to report topline data from the obesity cohort in the first half of 2024.

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with applicable regulatory authorities on trial design or implementation;
●	delays in obtaining regulatory authorization to commence a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”), other vendors, or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors and trial sites;
●	delays in obtaining approval from one or more institutional review boards (“IRB”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
●	delays in recruiting suitable patients to participate in our ongoing and planned clinical trials;
●	changes to the clinical trial protocol;
●	clinical sites deviating from trial protocol such as the data collection omission we experienced at a clinical site as discussed above or dropping out of a trial;
●	delays in manufacturing sufficient quantities of our product candidates for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	participants choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue a clinical trial;
●	occurrence of adverse events (“AEs”) or serious adverse events (“SAEs”) associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
●	imposition of a temporary or permanent clinical hold by regulatory authorities;
●	selection of clinical trial end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	clinical trials producing negative or inconclusive results;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or applicable foreign authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or contamination or cross-contaminations of product candidates in the manufacturing process;

●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol or other regulatory requirements or committing fraud; or
●	changes in regulatory requirements, guidance, or feedback from regulatory agencies that require amending or submitting new clinical protocols or otherwise modifying the design of our clinical trials.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory requirements, as well as political, currency exchange and other economic risks relevant to such foreign countries. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with public health concerns. We have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. We experienced delays in our patient enrollment and our supply chain as a direct result of COVID-19 on our suppliers’ ability to timely manufacture and ship certain supplies such as reagents and other lab consumables and due to the data collection omission at a clinical site as discussed above. These delays have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. For example, due to the data collection omission that occurred at a clinical site that impacted the obesity cohort (120 mg dose level) of the Phase 2a study for

GSBR-1290, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants, we are enrolling additional participants in the Phase 2a obesity cohort to replace those for whom 12-week weight data was not collected. If we encounter any delays in enrolling such additional participants, this may further delay our clinical trial. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. In our completed Phase 1 SAD and Phase 1b MAD study of GSBR-1290, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 1 SAD and MAD study of ANPA-0073, the following adverse events occurred and were considered probably or possibly related to the study drug: blood creatine phosphokinase increase, dizziness, electrocardiogram T wave inversion, diarrhea, headache, lethargy, nausea, vomiting, chills, palpitations, and sinus tachycardia. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market GSBR-1290, ANPA-0073 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We completed a Phase 1 SAD study for GSBR-1290 in healthy volunteers in September 2022. We reported topline data for the Phase 1b MAD study in September 2023. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF and PAH. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had no interactions with the FDA or applicable foreign authorities and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects. For example, in September 2023, we reported positive results from our Phase 1b MAD study which focused on the safety and tolerability of GSBR-1290 in 24 otherwise healthy overweight or obese individuals. The results showed GSBR-1290 to be generally well-tolerated with no adverse event-related discontinuations and in a 28-day study GSBR-1290 demonstrated significant weight loss supporting once-daily dosing. In addition, we reported that while we remain blinded to data from the Phase 2a obesity cohort, there were no adverse-event related discontinuations through the end of the study at 12 weeks for any of the 40 participants in the Phase 2a obesity cohort. Due to the preliminary nature of these results, the length of the study and sample size and the risks that unblinded data is not consistent with blinded data these results are not necessarily indicative of the final results for our clinical trials for GSBR-1290. If the final data is materially different from the preliminary topline data reported, this could significantly harm our business prospects.

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

We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

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

We and our CROs will be required to comply with the good laboratory practices (“GLPs”), and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical trials before approving our marketing applications. For example, in September 2023 we announced that topline data from the obesity cohort of our Phase 2a trial of GSBR-1290 would be delayed to the first half of 2024 because of a data collection omission by a clinical site, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical trials, which would delay the marketing approval process.

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

Our existing discovery collaborations with Schrödinger are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

In October 2020, Lhotse, our wholly-owned subsidiary, entered into the Lhotse-Schrödinger Agreement. In November 2023, Aconcagua, our wholly-owned subsidiary, entered into the Aconcagua-Schrödinger Agreement. Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See the discussion in Part II. Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Lhotse Collaboration Agreement with Schrödinger, LLC” and Part II. Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Aconcagua Collaboration Agreement with Schrödinger, Inc.” of this Quarterly Report.

Because we currently rely on Schrödinger for a substantial portion of our discovery capabilities, if Schrödinger delays or fails to perform its obligations under the Lhotse-Schrödinger Agreement or Aconcagua-Schrödinger Agreement, disagrees with our interpretation of the terms of the collaborations or our discovery plan or terminates the Lhotse-Schrödinger Agreement or Aconcagua-Schrödinger Agreement, our pipeline of product candidates would be adversely affected. Schrödinger may also fail to properly maintain or defend the intellectual property we have licensed from them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive. Additionally, either party has the right to terminate the collaboration pursuant to the terms of the Lhotse-Schrödinger Agreement or Aconcagua-Schrödinger Agreement, as applicable. If either of our collaborations with Schrödinger is terminated, especially during our discovery phase, the development of our product candidates would be materially delayed or harmed.

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

We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, and Qilu Regor Therapeutics Inc. There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, and Sanofi. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Boehringer Ingelheim, Altimmune, Inc., Carmot Therapeutics, Inc., and Sciwind Biosciences Co., Ltd. Additionally, we are aware of APJR targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and BMS have APJR targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics plc, which was recently acquired by Amgen, and DJS Antibodies Ltd; myelin restoration and neuroinflammation by Pipeline Therapeutics.

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

As of September 30, 2023, we had 87 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies and other obligations related to data security and privacy. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions, which could include civil, criminal or administrative penalties, litigation (including class claims) and arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, adverse publicity, and/or and other adverse business consequences and could negatively affect our operating results and business, financial condition, results of operations and prospects.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the recently enacted Inflation Reduction Act (“IRA”) imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The Tax Cuts and Jobs Act of 2017 (“TCJA”), as amended by the Coronavirus Aid, Relief, and Economic Security Act significantly reformed the United States Internal Revenue Code of 1986, as amended (the “Code”), by lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, permitting for the expensing of certain capital expenditures, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. and putting into effect significant changes to U.S. taxation of international business activities. Outside the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (“BEPS 2.0”). The IRA, TCJA, BEPS 2.0 or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

The Chinese government may intervene in or influence our operations, which could result in a change in our operations and impact the value of our ADSs.

The Chinese government has some oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government may in the future release regulations or policies regarding our industry that could require us to seek permission from Chinese authorities to continue to operate our business that could potentially affect our business, financial condition and results of operations. Furthermore, statements made by the Chinese government, including the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law published on July 6, 2021, and a new set of regulations consisting of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, have indicated an intent to increase the government’s oversight and control over offerings of companies with certain amount of operations in China that are to be conducted in foreign markets, as well as foreign investment in certain qualified issuers. If we were to become subject to the direct intervention or influence of the Chinese government due to changes in laws or other unforeseeable reasons, it may require a material change in our operations and/or the value of our ADSs.

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

As of the date of this Quarterly Report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filings or other procedures in connection with our previous issuances of securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on the above and our understanding of the newly issued Trial Measures and the supporting guidelines, after they came into effect on March 31, 2023, we will not at once be required to submit an application to the CSRC for our previous issuances of securities to foreign investors, but if we intend to make any subsequent securities offering in the same overseas market which are determined as indirect overseas offering and listing by a domestic company under the Trial Measures, we may be required to submit filing with the CSRC within three working days after such subsequent securities offering is completed. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If it is determined in the future that the approval of, filing or other procedure is required with the CSRC or any other regulatory authority is required for our previous issuances of securities to foreign investors, or if we are required to complete relevant procedures for our subsequent securities offering in the same overseas market, it is uncertain whether we will be able and how long it will take for us to obtain the approval or complete the filing or other procedure or obtain a waiver for such procedures, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approval(s), filing(s) or other procedure(s), the regulatory authorities may impose fines and penalties on our operations in China, limit our operating privileges in China, revoke our business licenses, delay or restrict the repatriation of the proceeds from securities offerings into China or take other actions that could have an adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs. Any uncertainties and/or negative publicity regarding the aforementioned approval(s), filing or other procedure(s), the interpretation and implementation of existing laws and regulations, or any further laws, regulations or interpretations that may be released and enacted in the future could have a material adverse effect on the trading price of the ADSs.

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

The USPTO developed new regulations and procedures governing the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. It remains unclear what, if any, impact the Leahy-

Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a negative effect on our business.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes on the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or shareholder litigation;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, global pandemics, the Russia/Ukraine conflict or the Israel-Hamas war; and
●	other events or factors, many of which are beyond our control.

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

We have identified material weaknesses in our internal control over financial reporting, which continue to exist as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

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

As of September 30, 2023, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 36% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

On August 2, 2023, 77,752,483 ordinary shares (excluding the 18,000,000 ordinary shares issued to our depositary bank for bulk issuance of ADSs reserved for future issuances upon the exercise or vesting of awards granted under our equity incentive plans) became available for sale in the public market, following the expiration of lock-up agreements entered into by substantially all of our shareholders in connection with the IPO. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause the market price of our ADSs to fall or make it more difficult for our securityholders to sell their ADSs at a time and price that they deem appropriate.

In October 2023, we completed our Private Placement for aggregate gross proceeds of approximately $300 million before deducting placement agent fees and other private placement expenses. An aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares were issued pursuant to the Purchase Agreement. Each holder of the non-voting ordinary shares has the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations, as described further in the description of the rights of the non-voting ordinary shares included as Exhibit 4.5 to this Quarterly Report. The purchase price was $12.49 per share (or the equivalent of $37.47 per ADS), which represents the ADS closing price on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement on September 29, 2023.

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

In addition to the holders of shares issued in the Private Placement, for which we are obligated to file a resale registration statement within 45 days of the closing date of the Private Placement, the holders of an aggregate of 67,018,087 of our ordinary shares (including non-voting ordinary shares), or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares (or ADSs representing such shares) or to include their shares (or ADSs representing such shares) in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares or ADSs, they could be freely sold in the public market. If these additional shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had $66.4 million and $74.6 million of U.S. federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. Under U.S. federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income for taxable years beginning after December 31, 2020. Any NOLs incurred in tax years beginning before December 31, 2017, may be used to offset up to 100% of future taxable income, but will begin to expire in varying amounts in 2037, unless previously utilized. Similar rules may apply under state tax laws. As of December 31, 2022, we also had aggregate U.S. federal and state R&D credits of approximately $0.6 million and $0.3 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2029 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the year ended December 31, 2023, we will be required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company as discussed below, we will not be required to include an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, we will be engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal controls over financial reporting is effective as required by Section 404.

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

There are provisions in our amended and restated memorandum and articles of association that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other shareholders. For example, as of the date of this Quarterly Report, our board of directors will have the authority to issue up to 90,187,562 shares of an additional class or classes of shares, which could include preference shares. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the other classes of shares without any further vote or action by our shareholders. The issuance of such shares may delay or prevent a change of control transaction. As a result, the market price of our ADSs and the voting and other rights of our shareholders may be adversely affected. An issuance of other classes of shares may result in the loss of voting control to other shareholders.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on February 6, 2023 pursuant to Rule 424(b)(4)

On September 29, 2023, we entered into the Purchase Agreement with certain existing and new institutional investors, pursuant to which we issued to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares. The Private Placement closed on October 3, 2023. Each holder of non-voting ordinary shares has the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations, as described further in the description of the rights of the non-voting ordinary shares included as Exhibit 4.5 to this Quarterly Report. The purchase price is $12.49 per Share (or the equivalent of $37.47 per ADS), which represents the ADS closing price on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement, for aggregate gross proceeds of approximately $300 million before deducting placement agent fees and offering expenses.

Jefferies LLC and Leerink Partners LLC acted as joint placement agents for the Private Placement. Each is entitled to receive a portion of a combined fee equal to 6.0% of the aggregate gross proceeds, plus the reimbursement of certain expenses.

The Shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on representations made by the Purchasers in the Purchase Agreement that the Shares have been acquired for investment only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

In November 2023, Aconcagua, our wholly-owned subsidiary, entered into the Aconcagua-Schrödinger Agreement to discover and develop novel, small molecule modulators of a specific target. Under the Aconcagua-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Aconcagua is obligated to provide day-to-day chemistry and biology support. Pursuant to the Aconcagua-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Aconcagua-Schrödinger Agreement or if longer, for a specified number of years after the effective date of the Aconcagua-Schrödinger Agreement, Schrödinger is obligated, subject to certain exceptions, to work exclusively with Aconcagua on the design, research, development and commercialization of compounds that inhibit the target. Aconcagua will solely own the research results, work product, inventions and other intellectual property generated under the Aconcagua-Schrödinger Agreement other than improvements to Schrödinger’s background intellectual property.

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration. If Aconcagua develops and commercializes an Aconcagua Collaboration Product containing an Aconcagua Collaboration Compound or a derivative thereof that is discovered or developed under the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on an Aconcagua Collaboration Product-by-Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua

Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (the “Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, by and between the registrant and the investors named therein.	S-1	333-269200	4.4	January 12, 2023

4.5	Summary of Rights of Non-Voting Ordinary Shares.	8-K	001-41608	4.1	September 29, 2023

10.1	Lease Agreement, dated June 29, 2023, by and between the registrant and Shanghai Changtai Business Management Co., Ltd.	8-K	001-41608	10.1	July 6, 2023

10.2	Sublease, dated June 29, 2023, by and between Structure Therapeutics USA Inc. and Aligos Therapeutics, Inc.	8-K	001-41608	10.3	July 6, 2023

10.3	Non-employee Director Compensation Policy.	8-K	001-41608	10.1	August 4, 2023

10.4	Share Purchase Agreement, dated as of September 29, 2023, by and between Structure Therapeutics Inc. and the purchasers named therein.					X

10.5*	Collaboration Agreement, dated November 7, 2023, by and between Schrödinger, Inc. and Aconcagua Bio, Inc.	8-K	001-41608	10.1	November 14, 2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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