Form 10-K
period 2023-12-31
Structure Therapeutics Inc.
filed 2024-03-08
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-41608

Structure Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1480821
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
601 Gateway Blvd., Suite 900 South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (650) 457-1978

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
American Depositary Shares (ADSs), each representing three ordinary shares, par value $0.0001 per ordinary share	GPCR	Nasdaq Global Market
Ordinary shares, par value $0.0001 per share*		Nasdaq Global Market*

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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $501.7 million, based on the closing price of the registrant’s ordinary shares represented by ADSs on the Nasdaq Global Market of $41.57 per ADS. In determining the market value of the voting equity held by non-affiliates, ordinary shares of the registrant beneficially owned by each director and officer and each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding ordinary shares of the registrant, par value $0.0001 per share, as of February 29, 2024 was 139,794,124, of which 129,882,333 ordinary shares were held in the form of ADSs.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual General Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;
●	the impact of data collection omissions at any of our clinical sites;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical trials;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations; and
●	the impact of geopolitical and macroeconomic factors.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our American Depositary Shares (“ADSs”). The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical trials and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.

◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events (“SAEs”), undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical trials or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for GSBR-1290, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (together with its affiliates, “Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I

Item 1. Business.

Overview

We are a clinical stage global biopharmaceutical company aiming to develop and deliver novel oral therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages structure-based drug discovery and computational chemistry expertise and enables us to develop oral small molecule therapeutics for the treatment of various diseases including those impacting the metabolic, cardiovascular, and pulmonary systems. In February 2023, we completed our Initial Public Offering (“IPO”) for net proceeds of approximately $166.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchase Agreement”), pursuant to which we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 non-voting ordinary shares for net proceeds of approximately $281.5 million (the “Private Placement”).

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated glucagon-like-peptide-1 receptor (“GLP-1R”) for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose- dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the FDA to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study of

GSBR-1290 in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event (“AE”)-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from a Japanese ethno-bridging study of GSBR-1290. These data demonstrated that GSBR-1290 was generally well-tolerated, with no treatment-related SAEs over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. GSBR-1290 also showed significant reductions in weight in the obesity cohort at 8 weeks, and significant reductions in hemoglobin A1c (“HbA1c”) and weight in the T2DM cohort. We expect to report the full 12-week Phase 2a obesity data in the latter half of the second quarter of 2024 with additional 24 participant data. We also fully enrolled a formulation bridging and titration optimization study to evaluate capsule versus tablet PK and explore different titration regimens of GSBR-1290. We expect to report topline results from this study in the latter half of the second quarter of 2024, in preparation for the global Phase 2b study for obesity which we expect to initiate in the second half of 2024. A Phase 2 study in T2DM is also planned for the fourth quarter of 2024.

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

Advantages of GPCR oral small molecule therapeutic

CHALLENGES	OPPORTUNITIES
● Limited cellular and tissue permeability	● Customizable pharmaceutic properties
● Scalability and costs	● Orally available, better patient compliance
● Limited stability	● No cold-chain requirements
● Cold supply chain requirements	● Lower costs
● Higher costs	● Large scale manufacturing capability

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

Our lead product candidate, GSBR-1290, is an oral and biased small molecule agonist of GLP-1R, a validated GPCR drug target for T2DM and obesity, currently in Phase 2 development. There are currently ten marketed peptide molecules that target GLP-1R; collectively, these peptide therapies generated worldwide sales of $65 billion in 2023. However, there are currently no approved oral small molecule therapies targeting GLP-1R. In non-human primate (“NHP”), studies, GSBR-1290 demonstrated glucose-dependent insulin secretion and suppressed food intake, resulting in weight reduction. Given these findings and other compelling preclinical data, we completed a Phase 1 study in healthy volunteers for GSBR-1290 in September 2022, a Phase 2a study development in diabetes in December 2023 and expect to complete a Phase 2a study in obesity in the latter half of the second quarter of 2024. To date GSBR-1290 has demonstrated generally favorable safety, tolerability and efficacy results in clinical trials. Beyond GSBR-1290, we are developing next generation GLP-1R candidates, including dual GLP-1R/glucose-dependent insulinotropic polypeptide receptor (“GIPR”) agonists and amylin agonists, each designed with customized properties to achieve additional benefit.

We are also developing oral small molecule therapeutics targeting other GPCRs for the treatment of pulmonary and cardiovascular diseases. Specifically, we are advancing ANPA-0073, our biased agonist, targeting the apelin receptor (“APJR,”) a GPCR that has been implicated in idiopathic pulmonary fibrosis (“IPF”). In September 2022, we completed a Phase 1 SAD and MAD study evaluating ANPA-0073 in healthy human volunteers, in which it was generally well tolerated. Additionally, we are developing an antagonist that targets lysophosphatidic acid 1 receptor (“LPA1R”), a GPCR implicated in responses to tissue injury and pro-fibrotic processes. We have demonstrated substantial anti-fibrotic activity of our LPA1R antagonists in mouse models of fibrotic lung disease and we selected a development candidate, LTSE-2578, in January 2023 and expect to initiate a first-in-human study in the second quarter of 2024.

We are also dedicated to fueling our pipeline and pursuing drug discovery partnerships. Through our discovery engine, we leverage the power of cryo-electron microscopy (“cryo-EM”) machine learning and X-ray crystallography, as the basis for our molecular designs. We employ state-of-the-art small molecule hit identification, including DNA encoded library technology and affinity mass spectrometry selections for membrane proteins.

Our Strategy

Our mission is to discover and develop broadly accessible oral therapeutics to treat a wide range of chronic diseases with unmet medical need through advancements in structure-based drug discovery and computational chemistry. The key pillars of our business strategy to achieve this mission include:

●	Invest in and leverage our next generation structure-based drug discovery platform to drive innovations in GPCR targeted therapies and beyond. Our platform has the potential to transform the treatment paradigm for a wide range of chronic diseases with unmet medical need. We are continually growing our position as a leader in structure-based drug discovery and development by incorporating platform innovations that have the potential to expand the therapeutic opportunity of this field. We are integrating advancements in computational chemistry, molecular imaging technologies, structural biology techniques, and machine learning while continuing to deepen our understanding of GPCR signaling pathways and pharmacology. We intend to expand into other key emerging areas where we can leverage our platform to develop orally-available molecules against targets that historically have been limited to peptides or biologics.
●	Advance our GLP-1R franchise of metabolic focused assets, establishing a foundation for additional opportunities. Our franchise approach involves developing next generation GLP-1R agonists, including dual GLP-1R/GIPR agonists, each designed with customized properties to achieve maximum benefit. Based on compelling data generated from our preclinical studies, we believe that our lead GLP-1R candidate, GSBR-1290, has the potential to be a differentiated treatment for T2DM and obesity. In obesity, we expect to complete the Phase 2a study in the latter half of the second quarter of 2024 and initiate a Phase 2b study in the fourth quarter of 2024. In T2DM, we have completed the Phase 2a study and expect to initiate a Phase 2 study in the second half of 2024. In addition, our next generation GLP-1R program is focused on the development of orally-available small molecules in combination with GLP-1R, including GIPR, amylin, as well as the APJR for selective or muscle-sparing weight loss.
●	Pursue additional opportunities in chronic diseases. Chronic diseases pose a major burden to patients and healthcare systems worldwide and there is an urgent need for effective and more accessible treatment options. Our APJR agonist product candidate, ANPA-0073 is in development for the treatment of cardiopulmonary and cardiometabolic conditions. In addition, we are evaluating LPA1R antagonism in IPF, and selected a development candidate (LTSE-2578) in January 2023 and expect to initiate a first-in-human study in the second quarter of 2024. We plan to continue to harness insights on GPCR targets, particularly among metabolic, endocrine, pulmonary, and cardiovascular indications, and leverage our platform to fuel our pipeline through our discovery engine at Basecamp Bio Inc. (“Basecamp Bio”).

●	Maximize the potential of our platform and portfolio through strategic partnerships. We have established value- and capability-enhancing collaborations with Schrödinger, our co-founder and strategic partner. We intend to continue to explore additional collaborations with third parties to further strengthen our platform capabilities and enable expansion of our portfolio. We plan to leverage our platform for external opportunities where partners bring additional disease biology understanding, drug development and commercial expertise, regional insights, or other complementary capabilities.

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

The following table summarizes key information on our current product candidates:

Metabolic Diseases

We are initially advancing our GLP-1R franchise as a treatment for obesity and T2DM, conditions affecting approximately 764 million and 537 million people worldwide, respectively. We believe our GLP-1R programs have demonstrated qualities that offer the potential to differentiate them from current approved and development stage programs.

●	Selective GLP-1R Program. GSBR-1290 is a biased GLP-1R agonist which has demonstrated dose-dependent activation of the G-protein pathway. GSBR-1290 has also demonstrated glucose-dependent insulin secretion and suppressed food intake with similar activity to an approved injectable peptide GLP-1R agonist in preclinical models. The product candidate is designed to be orally administered, without restrictions on diet or concomitant therapy.
●	GLP-1R Combination. Our combination and next generation small molecule program is focused on GLP-1R candidates, including GLP-1R/GIPR agonists and amylin agonists, each designed with customized properties to achieve additional benefits like enhanced metabolic control. Our APJR agonist, ANPA-0073, is being evaluated for selective or muscle-sparing weight loss. ANPA-0073, is a G-protein biased APJR agonist for which we completed a Phase 1 SAD and MAD study, in which it was generally well tolerated as a single dose from 2mg to 600 mg, and at doses from 75 mg to 500 mg once daily dosing for seven days, with no SAEs reported.

Pulmonary and Cardiovascular Diseases

We are evaluating our LPA1R program, LTSE-2578 for IPF and PPF.

Our LPA1R program, LTSE-2578, is an investigational oral small molecule LPA1R antagonist. We believe LTSE-2578 is a differentiated molecule because it demonstrated potent in vitro and in vivo activity in preclinical IPF models and dose dependent inhibition of histamine release as the PD marker. We plan to initiate a first-in-human study in the second quarter of 2024.

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

Partnership with Schrödinger Leveraging its Cutting-Edge Computational Chemistry Capability

We have collaborations with Schrödinger on the iteration and optimization of GPCR lead compounds using various next-generation physics-based computational technologies. Schrödinger is a scientific leader in chemical simulation, accurate physics-based methods, which includes among many technologies, Free Energy Perturbation (“FEP”) and in silico drug discovery. Its computational platforms integrate predictive physics-based methods with machine learning to evaluate billions of compounds in silico, achieving experimental accuracy on properties such as binding affinity and solubility. Through this iterative process, we can accelerate evaluation and optimization of molecules in silico ahead of synthesis and assay, and then further optimize them through additional cycles of computation analysis.

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

As shown above, our collaborations with Schrödinger in our computational and chemistry module enables us to accelerate our lead optimization drug discovery process and reduce development costs. In our partnership with Schrödinger on GPCR drug discovery, we retain the full product rights on the compounds under development.

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

GSBR-1290 is an oral and biased agonist of the GLP-1R, a validated GPCR drug target involved in a variety of metabolic conditions. We completed a Phase 1 SAD study for GSBR-1290 in healthy volunteers in September 2022. We initiated the Phase 1b MAD study in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from our Japanese ethno-bridging study of GSBR-1290. These data demonstrated that GSBR-1290 was generally well-tolerated, with no treatment-related SAEs over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. GSBR-1290 also showed significant reduction in weight in the obesity cohort, and significant reductions in HbA1c and weight in the T2DM cohort. We expect to report the full 12-week Phase 2a obesity data in the latter half of the second quarter of 2024 with additional 24 participant data. We also fully enrolled a formulation bridging and titration optimization study to evaluate capsule versus tablet PK and explore different titration regimens of GSBR-1290. This study is expected to be completed in the latter half of the second quarter of 2024, in preparation for the global Phase 2b study for obesity which we expect to initiate in the fourth quarter of 2024. A Phase 2 study in T2DM is also planned for the second half of 2024. Based on our preclinical and clinical data, we believe that GSBR-1290 and our next-generation product candidates have the potential to have highly differentiated profiles versus currently approved therapies and those in development.

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

Current Treatments for T2DM and Obesity

First-line treatment for patients with T2DM involves lifestyle modifications and metformin. If glycemic control remains inadequate, an additional oral glucose lowering medication should be added. Options include sodium-glucose transport protein 2 inhibitors, dipeptidyl peptidase-4 inhibitors, and GLP-1R agonists. Current treatment algorithms suggest that GLP-1R agonists should be preferentially used after metformin failure in patients who are at high risk for, or who have established, atherosclerotic cardiovascular disease. Several scientific societies, including the EASD and ADA, recommend GLP-1R agonists as first line therapy in patients with established atherosclerotic cardiovascular disease or in those at high risk of developing disease. According to Global Data, Eli Lilly and Company (“Eli Lilly”), Novo Nordisk, Merck and Sanofi S.A. (“Sanofi”), have captured significant market share in the approximately $65.4 billion market for glucose-lowering agents in 2023, which is projected to grow to $115.4 billion by 2027 as depicted below.

Historical and projected global obesity and type-2 diabetes drug sales by class

T2D / Obesity WW Projected Sales ($M)
($ in billions)
Total: $65.4
$1.2
$5.6
$9.7
$13.0
$35.9
Total: $115.4
$3.1
$1.8
$11.4
$13.2
$85.9
GLP-1
CAGR
24.3%
2023 – 2027E
Other
DPP4
SGLT2
Insulin
GLP-1
2023
2027E
Source: GlobalData

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

The six marketed GLP-1R and GLP-1R/GIPR agonists are synthetic peptides and include liraglutide and semaglutide marketed by Novo Nordisk; dulaglutide and tirzepatide marketed by Eli Lilly; exenatide marketed primarily by AstraZeneca plc (“AstraZeneca”); and lixisenatide marketed by Sanofi. According to Global Data, these six GLP-1R and GLP-1R/GIPR peptides approved for T2DM and obesity collectively generated approximately $65.4 billion in worldwide sales in 2023, which is projected to reach $115 billion by 2027.

Rybelsus is an oral formulation of semaglutide co-formulated with sodium N-8-(2-hydroxybenzoyl) amino caprylate to limit degradation and improve oral absorption. To date, there are no approved oral small molecule therapies targeting this pathway.

Common side effects of GLP-1R and GLP-1R/GIPR agonists include nausea, vomiting, and diarrhea, which are most pronounced when starting therapy or increasing the dose. Generally, these effects correlate with times of maximum drug concentrations and ameliorate with continued therapy. Typically, slow up-titration to the desired dose can mitigate these side effects. However, once-weekly injectable GLP-1R and GLP-1R/GIPR agonists typically require a long titration period to achieve an optimal dose, potentially delaying therapeutic benefit. Once-daily therapy with an oral small molecule may provide flexibility in titration and allow a combined approach with other oral therapies.

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

GSBR-1290 Selective GLP-1R Agonist Program

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

GSBR-1290 Preclinical Data, Pharmacology, and Biomarker Data

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

In-house data showed that PF-06882961 was positive in a glutathione trapping assay. GSBR-1290 was inactive in this assay, suggesting reduced risks with long-term use. In addition, GSBR-1290 also did not show activity as a time dependent inhibitor (“TDI”) for cytochrome P450 3A4 (“CYP3A4”). PF-06882961 was reported as a CYP3A4 TDI, which, if confirmed in clinical trials, suggests the potential for interactions with the 30–50% of marketed drugs metabolized through this pathway.

GSBR-1290 Phase 1 Healthy Volunteer Trial

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

GSBR-1290 Phase 1 PK and PD Data in Healthy Volunteers

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

GSBR-1290 Phase 1 Safety Data in Healthy Volunteers

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

GSBR-1290 Non-clinical Safety Pharmacology and Toxicology Studies

A standard battery of nonclinical safety pharmacology studies (central nervous system, cardiovascular and respiratory) has been completed with GSBR-1290 with no findings anticipated to be of clinical relevance. Genotoxicity assessments demonstrated an absence of genotoxicity potential.

In the 4-week and 13-week GLP toxicology study in rats, the no-observed-adverse-effect level (“NOAEL”) dose was considered to be 1000 mg/kg/day, the highest dose tested. In the 4-week and 13-week GLP toxicology study in NHPs, GSBR-1290 showed pharmacologically related events such as inappetence and bodyweight loss, which were reversible with sufficient recovery periods. There were no GSBR-1290-related deaths during the course of study and no GSBR-1290-related changes in organ weights, gross and histopathology examinations at the end of the dosing and recovery periods. In the 13-week study, NHPs of both sexes in all dose groups, including in the control group, had minimal to moderate multifocal necrosis/infiltration in the liver. The root cause of these liver abnormalities was not determined, but these findings were considered unrelated to GSBR-1290. The FDA reviewed our 13-week GLP toxicology studies in rats and NHPs and agreed that these liver abnormalities were not considered a new non-clinical safety signal related to GSBR-1290.

In nonclinical animal models, GSBR-1290 demonstrated statistically significant decreases in blood glucose concentration and increases of insulin secretion.

In a recent 6-month GLP toxicology study in rats, GSBR-1290 demonstrated a NOAEL dose at 1000 mg/kg/day, which supports an estimated more than 100 fold safety window up to 120 mg human dose. We also conducted a 9-month non-human primate (NHP) GLP toxicology study and found no test article-related change in heart rates or QTc intervals. No meaningful increases in the liver enzymes, ALT/AST, were observed in either the rat or NHP study. There were no significant findings in embryo-fetal developmental toxicology studies in rats and rabbits.

GSBR-1290 Phase 1b MAD study

The Phase 1b MAD study focused on the safety and tolerability of GSBR-1290 in 24 healthy overweight or obese individuals. Participants were randomized 3:1 to GSBR-1290 or placebo across three dose cohorts with target doses of 30mg, 60mg or 90mg.

GSBR-1290 demonstrated reductions in mean body weight ranging up to 4.9 kg compared to baseline, and up to 4.9% placebo-adjusted.

Percent Weight Change from Baseline to Day 28

	Placebo (n=5)	GSBR-1290 30 mg (n=6)	GSBR-1290 60 mg (n=6)	GSBR-1290 90 mg (n=5)
% weight change from baseline	-0.5%	-1.6%	-5.2%	-5.4%
% weight change placebo-adjusted (90% CI)	—	-1.1% (-3.8 to 1.7)	-4.6% (-6.6 to -2.7)	-4.9% (-7.8 to -1.9)
Exploratory p-value vs. placebo	—	0.494	0.002	0.013

GSBR-1290 demonstrated an encouraging safety and tolerability profile following once-daily dosing. No participants discontinued the study drug due to adverse events. The majority of adverse events reported were mild, with no severe or serious adverse events observed. As expected for this class, leading adverse events were gastrointestinal-related, with the two most common gastrointestinal adverse events being nausea and diarrhea, with higher incidences observed in all three cohorts compared to placebo. There were no clinically meaningful changes in liver function tests.

Summary of Treatment Emergent Adverse Events

	GSBR-1290	GSBR-1290	GSBR-1290	Placebo pooled
Event, N (%)	30 mg (n=6)	60 mg (n=6)	90 mg (n=6)	(n=6)
Any TEAE	5 (83)	6 (100)	6 (100)	4 (67)
Any TEAE by maximum severity
Mild	4 (67)	4 (67)	3 (50)	4 (67)
Moderate	1 (17)	2 (33)	3 (50)	0
Severe	0	0	0	0
Any Serious Adverse Events	0	0	0	0

GSBR-1290 Phase 2a study in diabetes and obesity

The randomized, double-blind, 12-week placebo-controlled Phase 2a clinical trial has enrolled a total of 94 participants to date, including 60 participants randomized to GSBR-1290. The T2DM cohort enrolled 54 participants, randomized to GSBR-1290 at 45 mg (n=10) or 90 mg (n=26), or placebo (n=18), dosed once daily. The obesity cohort initially enrolled 40 participants randomized to GSBR-1290 at 120 mg (n=24) or placebo (n=16), dosed once-daily. An additional 24 participants have been enrolled in the obesity arm as previously announced in September 2023 to replace those for whom 12-week weight data was not collected as a result of a data collection omission. These replacement participants have also been randomized 3:2 to GSBR-1290 or placebo.

The primary endpoints of the Phase 2a study are safety and tolerability of GSBR-1290. Key secondary endpoints include reduction in weight for both obesity and T2DM cohorts, as well as reduction in HbA1c for the T2DM cohort.

GSBR-1290 Safety and tolerability results

GSBR-1290 demonstrated an encouraging safety and tolerability profile following repeated, daily dosing for all doses studied (up to 120 mg) in the obesity and T2DM cohorts, with results summarized as follows:

●	The majority (88 to 96%, depending on study arm) of AEs reported were mild to moderate.
●	There were no SAEs related to study drug.
●	As expected for this mechanism of action, leading AEs were gastrointestinal-related. The two most common AEs were nausea and vomiting.
●	There were no cases of elevated liver enzymes in the obesity cohort. One participant in the T2DM treatment group experienced an event of elevated liver enzymes without an increase in bilirubin initially at day 8 while receiving 5 mg of study drug. This participant was diagnosed with fatty liver disease while in the study.
●	Of the 60 participants dosed with GSBR-1290, only one participant discontinued the study due to AEs related to study drug (none in the obesity cohort and one (2.8%) in the T2DM cohort).

Summary of Treatment Emergent Adverse Events (TEAEs)

	Phase 2a TDM Cohort			Phase 2a Obesity Cohort
	(12-week data)			(12-week interim data)
	GSBR-1290	GSBR-1290		GSBR-1290
	45 mg	90 mg	Placebo	120 mg	Placebo
Event, N (%)	(n=10)	(n=26)	(n=18)	(n=24)	(n=16)
Any TEAE	10 (100)	25 (96.2)	8 (44.4)	23 (95.8)	11 (68.8)
Any TEAE by maximum severity
Mild	2 (20)	6 (23.1)	6 (33.3)	6 (25)	9 (56.3)
Moderate	7 (70)	17 (65.4)	2 (11.1)	17 (70.8)	2 (12.5)
Severe	0	2 (7.7)	0	0	0
Any SAEs	1 (10)	1 (3.8)	0	0	0
Any SAEs related to study drug	0	0	0	0	0

GSBR-1290 Efficacy results

GSBR-1290 demonstrated clinically meaningful activity in both T2DM and obesity cohorts, with results summarized as follows:

●	In the T2DM cohort, there was a statistically significant HbA1c reduction (-1.01 to -1.02%, placebo-adjusted) at Week 12 (Table 1). The study demonstrated a statistically significant and clinically meaningful reduction in weight at Week 12 (-3.26% to -3.51%, placebo-adjusted) (Table 2). Weight loss continued to decrease through Week 12.
●	Results of the interim analysis in the obesity cohort showed a statistically significant and clinically meaningful decrease in weight at Week 8 (-4.74%, placebo-adjusted) (Table 3). Weight loss continued to decrease throughout the eight weeks of treatment.

Table 1: Diabetes cohort least square means difference (LSM) change in HbA1c from baseline to 12 weeks (%)

	GSBR-1290	GSBR-1290
	45 mg	90 mg	Placebo
	(n=10)	(n=26)	(n=18)
LSM HbA1c change from baseline (%)	-0.79	-0.84	0.18
% HbA1c change placebo-adjusted (LSM,	-1.01	-1.02
95% confidence interval (CI))	(-1.73, -0.29)	(-1.59, -0.44)
P-value vs. placebo	p= 0.008	p= 0.001

*	LSM, CI and p-value from Mixed Model for Repeated Measures

Table 2: Diabetes cohort LSM change in weight from baseline (%)

	GSBR-1290	GSBR-1290
	45 mg	90 mg	Placebo
	(n=10)	(n=26)	(n=18)
LSM weight change from baseline (%)	-3.32	-3.22	0.04
% weight change placebo-adjusted (LSM,	-3.51	-3.26	—
95% CI)	(-5.58, -1.43)	(-5.17, -1.36)
P-value vs. placebo	p= 0.0019	p= 0.0013	—

*	LSM, CI and p-value from Mixed Model for Repeated Measures

Table 3: Obesity Cohort LSM change in weight from baseline (%) 8 week interim results

%
	GSBR-1290
	120 mg	Placebo
	(n=24)	(n=16)
LSM weight change from baseline (%)	-5.5	-0.82
% weight change placebo-adjusted (LSM, 90%	-4.74
CI)	(-6.74, -3.10)
P-value vs. placebo	p< 0.0001

GSBR-1290 Phase 1 Japanese Bridging Study

The 4-week Phase 1 Japanese ethnobridging study included healthy lean Japanese participants randomized to GSBR-1290 (n=9) and placebo (n=3), and healthy lean non-Japanese participants receiving GSBR-1290 (n=6). GSBR-1290 demonstrated a substantial weight reduction in Japanese participants (-3.91% on GSBR-1290 vs -1.67% placebo) and in non-Japanese participants (-5.13% not placebo-adjusted), with no discontinuations or dose reductions, and no SAEs. These data will be used for regulatory interactions in Japan in preparation for potential future global studies of GSBR-1290.

GSBR-1290 Six- and Nine-Month Toxicology Studies

In preparation for Phase 2b development with longer durations of treatment, we have completed six-month (rodent) and nine-month (non-human primate) toxicology studies to evaluate the safety of GSBR-1290. No major findings were observed in either study, with no test article-related changes observed in the liver, including ALT/AST, at all doses, and a more than 100 fold safety window at the 120 mg therapeutic dose.

Amylin Receptor Agonist - Combination GLP-1R Program

Amylin is co-secreted with insulin from β pancreatic cells upon nutrient delivery to the small intestine as a satiety signal, acts upon sub-cortical homeostatic and hedonic brain regions, slows gastric emptying, and suppresses post-prandial glucagon responses to meals. Therefore, new pharmacological amylin analogues can be used as potential anti-obesity medications in individuals who are overweight or obese.

Amylin tool compound showed add-on effects when used with semaglutide

In collaboration with Schrödinger, we are taking a structure-based drug discovery approach to identify oral small molecule amylin agonists for daily use either alone or in combination with GLP-1R agonists to treat obesity and T2DM. We have identified two novel lead series with promising potency and PK profiles. We have obtained multiple high quality Cryo-EM structures and established in-house in vivo animal models, which enable us to advance our lead optimization effort with high efficiency. In an in-house proof-of-concept study in rats, our small molecule amylin tool compound (ACCG-0184) showed additional beneficial effects when used as an add-on treatment to a GLP-1R agonist. We are planning to select a development candidate in the second half of 2024.

GenerationGIPR Modulator - Combination GLP-1R Program

In our GIPR program, we have identified multiple GIPR agonist, dual GLP-1R/GIRP agonist and GIPR antagonist hits for small molecule GIPR modulation. We believe GLP-1R/GIPR modulation has the potential to provide a differentiated treatment in diabetes and obesity.

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

Multiple Structures of ligand bound GLP-1R, GIPR, GCGR

As shown above, representative three-dimensional structures of the incretin GPCRs (e.g., GIPR, GLP-1R, Glucagon receptor) are available for structure-based drug discovery. This structural data enables the ability to design dual and tri modulators of this important class of metabolic GPCRs. The GIPR model shown below suggests that one of our dual GLP-1/GIPR agonists may extend to fill the pocket (highlighted in color) occupied by our GLP-1/GIPR agonist hits. Multiple approaches were applied for hit identification, including a screen of our proprietary incretin compound library. Weak antagonists and agonists were identified. After several rounds of structure activity relationship evolution, a full potential GLP-1R/GIPR antagonist and initial dual GLP-1R/GIPR agonist hit leading to the discovery of an optimized dual GLP-1R/GIPR agonist hit. While displaying different GIPR activity, both compounds still maintained certain levels of GLP-1R activities. We are planning to select a development candidate in the first half of 2025.

GIPR agonist/dual agonist/antagonist hits identified for potential GLP-1R combinations

Our LPA1R and APJR Program for the Treatment of IPF

We are developing LTSE-2578, an investigational oral small molecule LPA1R antagonist for the treatment of IPF. We believe LTSE-2578 is a differentiated molecule because it demonstrated potent in vitro and in vivo activity in preclinical IPF models and dose dependent inhibition of histamine release as the pharmacodynamic marker. We have completed IND-enabling studies including 28 day GLP-toxicology studies in dogs and rats.

We are planning to initiate a first-in-human Phase 1 single and multiple ascending dose study in healthy volunteers in the second quarter of 2024.

In addition, we are developing ANPA-0073, an investigational oral small molecule APJR agonist, for the treatment of IPF. When compared to a non-biased APJR agonist (Apelin-12) in a preclinical study, ANPA-0073 avoided hypotension. In September 2022, we completed a Phase 1 SAD and MAD study evaluating ANPA-0073, in which it was generally well tolerated in healthy human volunteers. We expect to conduct additional preclinical studies and are evaluating plans to initiate a Phase 2 study in IPF.

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

We believe that LPA1R has been clinically validated as a potential target based on proof-of-concept data from a third party, randomized, double blind, placebo-controlled Phase 2 trial of an LPA1R antagonist (BMS-986020) in patients with IPF. Patients in the 600mg BID cohort exhibited significantly slower rates of forced vital capacity decline from baseline to 26 weeks versus placebo. Although the compound was generally well tolerated, dose-related hepatobiliary toxicity in some patients led to early termination of the trial. After conducting additional toxicology investigations, BMS reported that hepatobiliary toxicity was likely caused by inhibition of bile acids efflux transporters such as Bile Salt Export Pump (“BSEP”). Second generation LPA1R antagonists (BMS-986278) with minimal BSEP inhibition by BMS are currently in clinical development.

We believe that LPA1R can also be used to treat progressive pulmonary fibrosis (“PPF”), which is defined as the presence of at least two of the three criteria, which are worsening respiratory symptoms, functional decline, and radiological progression in patients with interstitial lung disease with radiological pulmonary fibrosis for known or unknown reasons other than IPF, within the previous year. A conditional recommendation has been made for nintedanib in the treatment of PPF, and further studies are needed for pirfenidone.

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

LTSE-2578 Preclinical Data

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

One month GLP toxicity studies of LTSE-2578 in rats and dogs have been completed to enable the upcoming first time in human study.

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

Our APJR Program for the Treatment of Obesity

APJ is expressed in human and murine skeletal muscles. Apelin and APJ are widely distributed in the body and are involved in various physiological functions as blood pressure regulation. Depending on the cell type studied, APJ activation enhances extracellular signal-regulated kinases, AMPK, AKT, and p70S6 kinases and the inhibition of cyclic AMP (cAMP) production. Activation of these pathways would result in worthwhile increases in the protein content of skeletal muscles. Apelin has in fact proved beneficial in maintaining muscle and could potentially counteract age-associated atrophy.

We are evaluating ANPA-0073 which is Phase 2 ready, to be used in combination with weight loss medicines for selective or muscle-sparing weight loss.

ANPA-0073

We are also developing ANPA-0073, an investigational, oral, small molecule APJR agonist, for the treatment of IPF. ANPA-0073 is designed to suppress cAMP production through activation of a G-protein-mediated signaling without significant activation of the β-arrestin pathway in order to avoid APJ internalization, and thereby potentially avoid any desensitization effects of an unbiased APJR agonist. We conducted preclinical in vitro studies on our compounds and third-party compounds to assess arrestin signaling and internalization. As shown below, apelin peptide and clinically tested competitor compounds including AMG-986 and

BMS-986224 are all non-biased APJR agonists in these in vitro studies, with low β-arrestin/cAMP and internalization/cAMP ratios. Our molecules, such as ANPA-0073 and ANPA-137, are designed to be biased with much higher β-arrestin/cAMP and internalization/cAMP ratios than apelin peptide and the competitor compounds shown below.

APJR biased agonism is a potential differentiator for ANPA-0073

	BIASED SELECTIVITY
	β-ARRESTIN
COMPOUND ID	SIGNALING/cAMP	INTERNALIZATION/cAMP
Apelin Peptide	1.33	1.47
AMG-986	0.86	1.00
BMS-986224	4.48	1.94
ANPA-0073	18.02	3,074
ANPA-137	28.20	1,411

ANPA-0073 Preclinical Data

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

ANPA-0073 Phase 1 Healthy Volunteer Trial Design

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

Schema of our ANPA-0073 Phase 1 study in healthy volunteers

ANPA-0073-01 Part A SAD Schema

ANPA-0073-01 Part B MAD Schema

ANPA-0073 Phase 1 Safety Data in Healthy Volunteers

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

ANPA-0073 Phase 1 MAD Treatment Emergent Adverse Events

We will initiate the 26-week chronic GLP-toxicology studies in rats and 39-week studies in dogs that we believe will be required by regulatory agencies to continue dosing beyond 13 weeks in Phase 2. We are also evaluating ANPA-0073 for selective or muscle-sparing weight loss.

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

For our GLP-1R program, as of December 31, 2023, our wholly-owned subsidiary Gasherbrum Bio, Inc., is the sole owner of one granted U.S. patent and 11 pending U.S. patent applications, 14 Patent Cooperation Treaty (“PCT”), applications, and 94 pending foreign patent applications in Argentina, the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, Chile, the People’s Republic of China (“PRC”), Colombia, Costa Rica, Dominican Republic, Egypt, the Eurasian Patent Office (the “EAPO”), the European Patent Office (the “EPO”), Guatemala, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Panama, Peru, Philippines, Saudi Arabia, Singapore, Thailand, Taiwan, Ukraine, Vietnam, and South Africa. These patent applications, to the extent they issue (or in the case of priority applications, if issued from future non-provisional applications that we file), are expected to expire between 2041 and 2044, without accounting for potentially available patent term adjustments or extensions. These patent applications relate to compositions of matter of heterocyclic GLP-1 agonists, including GSBR-1290 and its analogs, solid forms and methods of treating conditions associated with GLP-1R activity. We intend to strengthen the patent protection of our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations through additional patent application filings.

For our oral small molecule APJR program, as of December 31, 2023, our wholly-owned subsidiary Annapurna Bio, Inc. is the sole owner of two granted U.S. patents and three pending U.S. patent applications, one PCT application, one granted European patent and 24 pending foreign patent applications in Argentina, Australia, Brazil, Canada, the PRC, the EAPO, the EPO, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, Taiwan, and South Africa relating to compounds and compositions of matter for treating conditions associated with Apelin receptor activity, including ANPA-0073 and its analogs, solid forms and methods of treating conditions associated with Apelin receptor activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire between 2039 and 2043, without accounting for potentially available patent term adjustments or extensions.

For our LPA1R program, as of December 31, 2023, our wholly-owned subsidiary Lhotse Bio, Inc. (“Lhotse”) is the sole owner of three pending U.S. patent applications, four PCT applications and seven pending foreign patent applications in Argentina, the PRC, the EPO, Japan, and Taiwan relating to compounds and compositions of matter for treating conditions associated with LPA receptor activity, including LTSE-2578 and its analogs, and methods of treating conditions associated with LPA receptor activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire between 2041 and 2044, without accounting for potentially available patent term adjustments or extensions.

For our oral small molecule Amylin program, as of December 31, 2023, our wholly-owned subsidiary Aconcagua Bio, Inc. (“Aconcagua”) is the sole owner of two PCT applications relating to compounds and compositions of matter for treating conditions associated with Amylin receptor activity and methods of treating conditions associated with Amylin receptor activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire in 2044, without accounting for potentially available patent term adjustments or extensions.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of December 31, 2023, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (“Collaboration Compound”) that is discovered or developed under the Lhotse-Schrödinger Agreement (“Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Collaboration Product-by-Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse owned patent claim covering the composition of matter of the Collaboration Compound contained in such Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Collaboration Product in such country (“Royalty Term”).

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

Aconcagua Collaboration Agreement with Schrödinger

In November 2023, Aconcagua, our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger to discover and develop novel, small molecule modulators of a specific target. Under the Aconcagua-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Aconcagua is obligated to provide day-to-day chemistry and biology support. Pursuant to the Aconcagua-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Aconcagua-Schrödinger Agreement or if longer, for a specified number of years after the effective date of the Aconcagua-Schrödinger Agreement, Schrödinger is obligated, subject to certain exceptions, to work exclusively with Aconcagua on the design, research, development and commercialization of compounds that inhibit the target. Aconcagua will solely own the research results, work product, inventions and other intellectual property generated under the Aconcagua-Schrödinger Agreement other than improvements to Schrödinger’s background intellectual property.

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of December 31, 2023, we have paid to Schrödinger an aggregate of $0.3 million. If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates and currently have no immediate plans to build our own clinical or commercial scale manufacturing capabilities. We currently engage with third-party contract manufacturing organizations (“CMOs”) in multiple geographies for the manufacture of our product candidates. We rely on and expect to continue to engage third-party manufacturers for the production of both drug substance and finished drug product. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements.

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

Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting GLP-1R has been approved for the treatment of diabetes or obesity. We are aware of GLP-1R small molecules in development by Eccogene (licensed by Astrazeneca in November 2023) Carmot Therapeutics (acquired by Roche in January 2024), Terns Pharmaceuticals, Pfizer, Eli Lilly, and Qilu Regor Therapeutics Inc. There are currently approved GLP-1R peptides for the Pfizer, Eli Lilly, and Qilu Regor Therapeutics Inc. There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, and Sanofi. We are aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Boehringer Ingelheim, Altimmune, Inc., Carmot Therapeutics, Inc., and Sciwind Biosciences Co., Ltd. In addition, there are a number of companies developing product candidates for diabetes and obesity utilizing approaches with different mechanisms of action, including but not limited to sodium-glucose cotransporter-2 inhibitors.

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

We are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics plc (acquired by Amgen in October 2023), and DJS Antibodies Ltd; and myelin restoration and neuroinflammation by Pipeline Therapeutics. In addition, there are a number of companies developing product candidates for IPF utilizing approaches with different mechanisms of action, including Roche Holding AG and Boehringer Ingelheim.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal or sensitive information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation (“EU GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom (“UK”) GDPR (“UK GDPR”) which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR relating to fines up to the greater of £17.5 million or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Regulation

Government Regulation of Pharmaceutical Product Development and Approval

U.S. Regulation of Pharmaceutical Product Development and Approval

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state and local rules and regulations requires the expenditure of substantial time and financial resources. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

To implement the regulatory reform introduced by the Innovation Opinion, the Standing Committee of the National People’s Congress of the PRC (“SCNPC”) and the National Medical Products Administration (“NMPA”) have revised the fundamental laws, regulations and rules governing pharmaceutical products and the pharmaceutical industry, including the amendment of the framework law known as the People’s Republic of China Drug Administration Law (“PRC Drug Administration Law”), which became effective on December 1, 2019. The State Administration for Market Regulation (“SAMR”) has promulgated two key implementing regulations for the PRC Drug Administration Law: (i) the amended Administrative Measures for Drug Registration and (ii) the amended Measures on the Supervision and Administration of the Manufacture of Drugs. Both regulations took effect on July 1, 2020.

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

Other Healthcare Laws

Other U.S. Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the U.S. federal government and the states where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and transparency laws, such as the following:

●	federal Anti-Kickback Statute, which prohibit, among other things, persons from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	federal false claims laws, including the False Claim Act and the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the Federal Food, Drug, and Cosmetic Act (“FDCA”), which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” and their subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including private insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Other Significant Chinese Regulation Affecting Our Business Activities in China

Chinese Regulation of Foreign Investment

The establishment, operation and management of corporate entities in China are governed by the Company Law of the People’s Republic of China (the “PRC Company Law”), which was adopted by the SCNPC in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to foreign-invested limited liability companies. Pursuant to the PRC Company Law, where laws on foreign investment have other stipulations, such stipulations shall prevail. The most recent amendment of the PRC Company Law was adopted in December 2023 and will come into effect on July 1, 2024, which introduced multiple updates to the current PRC Company Law with regard to, among others, the capital contribution liability, corporate governance structure and responsibilities of directors, supervisors, senior managers, controlling shareholders and actual controllers.

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

The Foreign Investment Law of the People’s Republic of China (the “Foreign Investment Law”) was promulgated by the National People’s Congress (“NPC”) in March 2019 and became effective in January 2020. After the Foreign Investment Law came into force, the Law on Wholly Foreign-Owned Enterprises of the People’s Republic of China, the Law on Sino-foreign Equity Joint Ventures of the People’s Republic of China and the Law on Sino-foreign Contractual Joint Ventures of the People’s Republic of China

have been repealed simultaneously. The investment activities of foreign natural persons, enterprises or other organizations (hereinafter referred to as foreign investors) directly or indirectly within the territory of China shall comply with and be governed by the Foreign Investment Law, including: (i) establishing by foreign investors of foreign-invested enterprises in China alone or jointly with other investors; (ii) acquiring by foreign investors of shares, equity, property shares, or other similar interests of Chinese domestic enterprises; (iii) investing by foreign investors in new projects in China alone or jointly with other investors; (iv) other forms of investment prescribed by laws, administrative regulations or the State Council.

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

Patents

Pursuant to the Patent Law of the People’s Republic of China (the “PRC Patent Law”), most recently amended in December 2008 and October 2020, and its implementation rules, most recently amended in January 2024, patents in China fall into three categories: invention, utility model and design. An invention patent is granted to a new technical solution proposed in respect of a product or method or an improvement of a product or method. A utility model is granted to a new technical solution that is practicable for application and proposed in respect of the shape, structure or a combination of both of a product. A design patent is granted to the new design of a certain product in shape, pattern or a combination of both and in color, shape and pattern combinations aesthetically suitable for industrial application. Under the PRC Patent Law, the term of patent protection starts from the date of application. Patents relating to invention are effective for twenty years, and utility models and designs are effective for ten and fifteen years, respectively, from the date of application. The PRC Patent Law adopts the principle of “first-to-file” system, which provides that where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first.

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

Regulations Relating to Employee Stock Incentive Plan

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies (the “Stock Option Rules”). In accordance with the Stock Option Rules and relevant rules and regulations, Chinese citizens or non-Chinese citizens residing in China for a continuous period of not less than one year, who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. We and our employees who are Chinese citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plan are subject to such regulation. In addition, the State Taxation Administration of the PRC, or SAT, has issued circulars concerning employee stock options or restricted shares. Under these circulars, employees working in China who exercise stock options, or whose restricted shares vest, will be subject to Chinese individual income tax (“IIT”). The Chinese subsidiaries of an overseas listed company have obligations to file documents related to employee stock options or restricted shares with relevant tax authorities and to withhold IIT of those employees related to their stock options or restricted shares. If the employees fail to pay, or the Chinese subsidiaries fail to withhold, their IIT according to relevant laws, rules and regulations, the Chinese subsidiaries may face sanctions imposed by the tax authorities or other Chinese government authorities.

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

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises (“SAFE Circular 142”), regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within China. SAFE also strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises (“SAFE Circular 19”), which became effective and replaced SAFE Circular 142 on June 1, 2015. Although SAFE Circular 19 allows for the use of RMB converted from the foreign currency- denominated capital for equity investments in China, the restrictions continue to apply as to foreign-invested enterprises’ use of the converted RMB for purposes beyond the business scope, for entrusted loans or for inter-company RMB loans. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account (“SAFE Circular 16”), effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to unassociated enterprises. On December 4, 2023, SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Deepening the Reform and Promoting Facilitation of Cross-border Trade and Investment (“SAFE Circular 28”), which further updates the restrictions on use of RMB converted from the foreign currency- denominated capital. Violations of SAFE Circular 19, SAFE Circular 16 or SAFE Circular 28 could result in administrative penalties.

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

Regulations on Securities Offering and Listing Outside of China

On February 17, 2023, the CSRC promulgated a new set of regulations consisting of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form.

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

Under the Trial Measures and supporting guidelines, a filing-based regulatory system was implemented covering both direct and indirect overseas offering and listing. For an indirect initial public offering and listing in an overseas market, the issuer shall designate a major domestic operating entity to submit the filing documents to the CSRC, including but not limited to the prospectus within three working days after such application of overseas offering and listing is submitted. The CSRC would, within 20 working days if filing documents are complete and in compliance with the stipulated requirements, complete the filing and publish the filing information on the CSRC’s official website. While for confidential filings of overseas offering and listing application documents, the designated filing entity may apply for an extension of the publication of such filing. The issuer shall report to the CSRC within three working days after the overseas offering and listing application documents become public. In addition, subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three working days after the offering is completed.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 93 full-time employees, 35 of whom have a Ph.D. or M.D. Of these 93 employees, 66 were engaged in research and development activities and 27 were engaged in business development, finance, information systems, facilities, human resources or administrative support. Four of the non-research and development-based employees were based in Shanghai, China and one based in the UK, while the other 22 resided in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our principal executive office is located at 601 Gateway Blvd., Suite 900, South San Francisco, California 94080 and our telephone number is (628) 229-9277. The principal executive office of our research and development operations is located at Unit 01, 11th floor, Lane 2889, Jinke Road, Pudong New Area, Shanghai, People’s Republic of China, 201203. Our telephone number at this address is 86 21 61215839. Our current registered office in the Cayman Islands is located at the offices of International Corporation Services Ltd., P.O, Box 472, 2nd Floor, Harbour Place, 103 South Church Street, George Town, Grand Cayman KY1-1106, Cayman Islands.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical trials, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Further, GSBR-1290, our product candidate for T2DM and obesity, and ANPA-0073, our product candidate for IPF, are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $89.6 million and $51.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $206.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of GSBR-1290, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates and economic inflation and the impact of the Russia/Ukraine conflict and Israel-Hamas war, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

We are in the early stages of our development efforts and have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. We also initiated the dosing of the Phase 2a study in May 2023. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss up to 4.9% placebo-adjusted, supporting once-daily dosing. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023, in which GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no AE-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in HbA1c and weight at 12 weeks in T2DM. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks. We expect to report the full 12-week obesity data in the latter half of the second quarter of 2024. We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. The additional formulation bridging study to evaluate a tablet formulation of GSBR-1290 is expected to be completed in the latter half of the second quarter of 2024. Pending supportive data from this bridging study, the tablet formulation would be used in future GSBR-1290 studies starting with the Phase 2b study for obesity and an additional Phase 2 study for T2DM, which we expect to initiate both in the second half of 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. We expect to conduct additional preclinical studies of ANPA-0073 for its effects in selective weight loss. Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, in December 2023, we reported topline data from our 12-week Phase 2a clinical trial, which focused on safety and tolerability of GSBR-1290 in a total of 94 participants to date, including 60 participants randomized to GSBR-1290. The results showed GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no adverse event-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in hemoglobin A1c and weight at 12 weeks in T2DM. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reduction in weight at 8 weeks. Due to the preliminary nature of these results and the length of the study and sample size, these results are not necessarily indicative of the final results for our clinical trials for GSBR-1290. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

Even if our clinical trials are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical trials that are based on preclinical studies and early clinical trials, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate GSBR-1290 for T2DM and obesity and ANPA-0073 for IPF, we may encounter new and unforeseen difficulties. Similarly any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

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

Clinical trials may not be conducted as planned or completed on schedule, if at all. For example, in September 2023 we reported that a data collection omission had occurred at a clinical site that impacted the obesity cohort (120 mg dose level) of the Phase 2a study for GSBR-1290, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Other safety and laboratory assessments were measured at all visits, including the week 12 visit as per protocol. We have completed the enrollment of additional participants in the Phase 2a obesity cohort to replace those for whom 12-week weight data was not collected. The replacement participants will follow the same study protocol, without changes in the titration schema or target dose (120 mg at once-daily dosing). However, as a result of this data collection omission, we reported interim Phase 2a obesity cohort data in December 2023, and we expect to report the full 12-week obesity data in the latter half of the second quarter of 2024.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. In our completed Phase 1 SAD and Phase 1b MAD study of GSBR-1290, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 2a study of GSBR-1290, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, decreased appetite, dyspepsia, and diarrhea. In our completed Phase 1 SAD and MAD study of ANPA-0073, the following adverse events occurred and were considered probably or possibly related to the study drug: blood creatine phosphokinase increase, dizziness, electrocardiogram T wave inversion, diarrhea, headache, lethargy, nausea, vomiting, chills, palpitations, and sinus tachycardia. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market GSBR-1290, ANPA-0073 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We completed a Phase 1 SAD study for GSBR-1290 in healthy volunteers in September 2022. We reported topline data for the Phase 1b MAD study in September 2023. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks. We expect to report the full 12-week obesity data in the latter half of the second quarter of 2024. We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. The additional formulation bridging study to evaluate a tablet formulation of GSBR-1290 is expected to be completed in the latter half of the second quarter of 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had no interactions with the FDA or applicable foreign authorities and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects. For example, in December 2023, we reported clinically meaningful topline data from our 12-week Phase 2a clinical trial, which focused on safety and tolerability of GSBR-1290 in a total of 94 participants to date, including 60 participants randomized to GSBR-1290. The results showed GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no adverse event-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in HbA1c and weight at 12 weeks in T2DM. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks. Due to the preliminary nature of these results and the length of the study and sample size, these results are not necessarily indicative of the final results for our clinical trials for GSBR-1290. If the final data is materially different from the preliminary topline data reported, this could significantly harm our business prospects.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for our product candidates are currently provided by a single-source supplier, WuXi STA, and we expect to rely on this supplier for the foreseeable future. However, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to

us. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our active pharmaceutical ingredients and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

In the event that any of our manufacturers fails to comply with applicable requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, including due to the impact of future global pandemics, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on our third-party manufacturers or require us to obtain a license from such manufacturers in order to have another third-party manufacture our product candidates. If we are required to or voluntarily change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any product produced by the new manufacturer is equivalent to that produced in a prior facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and timelines, if at all, and comply with cGMP requirements could adversely affect our business in a number of ways, including:

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

We and our CROs will be required to comply with the good laboratory practices (“GLPs”), and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical trials before approving our marketing applications. For example, in September 2023 we announced that topline data from the obesity cohort of our Phase 2a trial of GSBR-1290 would be delayed because of a data collection omission by a clinical site, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. We expect to report the full 12-week obesity data in the latter half of the second quarter of 2024. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical trials, which would delay the marketing approval process.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our structure-based drug discovery platform or product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our technologies, product candidates and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators.

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

In October 2020, Lhotse, our wholly-owned subsidiary, entered into the Lhotse-Schrödinger Agreement. In November 2023, Aconcagua, our wholly-owned subsidiary, entered into the Aconcagua-Schrödinger Agreement. Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See the discussion in Part I. Item 1. “Business—Lhotse Collaboration Agreement with Schrödinger” and Part I. Item 1. “Business—Aconcagua Collaboration Agreement with Schrödinger.”

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

Trade secrets and confidential information, however, may be difficult to protect. We seek to protect our trade secrets, know-how and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information, including to competitors. In addition, competitors or other third-parties may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, and Qilu Regor Therapeutics Inc. There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, and Sanofi. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Boehringer Ingelheim, Altimmune, Inc., Carmot Therapeutics, Inc. (which was acquired by Roche Group in January 2024), and Sciwind Biosciences Co., Ltd. Additionally, we are aware of APJR targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and BMS have APJR targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics plc, which was recently acquired by Amgen, and DJS Antibodies Ltd; myelin restoration and neuroinflammation by Pipeline Therapeutics.

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

As of December 31, 2023, we had 93 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Our relationships with customers, physicians and other healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, other healthcare laws and regulations and health data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws, such as the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and covered contractors, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and

●	state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

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

In addition to data privacy and security laws, we contractually may be subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. In particular, compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ suppliers’ ability to operate in certain jurisdictions. Our or our service providers’ and vendors’ actual or perceived failure to comply with U.S. and foreign data protection laws and regulations could result in threatened or actual government investigations and/or enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we or our third-party service providers have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Risks Related to Doing Business in China and Our International Operations

Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a certain degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. The Chinese government may intervene in or influence our operations, which could result in a change in our operations and impact the value of our ADSs. Any economic downturn, whether actual or perceived, further decrease in economic growth rates or an otherwise uncertain economic outlook could affect our business, financial condition and results of operations, as well as the market price of our ADSs. In addition, the global macroeconomic environment is facing challenges. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions, and our business operations in the long term. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. Due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate and geopolitical tensions between China and the United States increase, our business in China and United States, as well as the market price of our ADSs, may also be affected.

Changes in U.S. and Chinese regulations may impact our business, our operating results, our ability to raise capital and the market price of our ADSs.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with certain operations based in China. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us. We conduct research activities and have business operations both in the United States and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of raw materials in relation to drug development, our ability to raise capital, the market price of our ADSs or prevent us from selling our drug products in certain countries. Furthermore, the SEC has issued statements primarily focused on companies with certain operations based in China, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with certain operations based in China. The statement also addressed risks inherent in companies with variable interest entity (“VIE”) structures. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. However, it is possible that our periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

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

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our ADSs.

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

On July 10, 2021, the Cyberspace Administration of China (“CAC”) published a draft revision to the existing Cybersecurity Review Measures for public comment (the “Revised Draft CAC Measures”). On January 4, 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the “Draft Management Regulations”), under which data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Draft Management Regulations reiterate that data processors shall be subject to cybersecurity review if (i) they process personal information of more than one million persons and they are aiming to list on foreign stock markets, or (ii) their data processing activities affect or may affect Chinese national security. The Draft Management Regulations also request data processors seeking to list on foreign stock markets to annually assess their data security by themselves or through data security service organizations, and submit the assessment reports to relevant competent authorities. As the Draft Management Regulations are released only for public comment, the final version and the effective date thereof is subject to change.

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

As of the date of this Annual Report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filings or other procedures in connection with our previous issuances of securities to foreign investors from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. Based on the above and our understanding of the newly issued Trial Measures and the supporting guidelines, after they came into effect on March 31, 2023, we would not at once be required to submit an application to the CSRC for our previous issuances of securities to foreign investors, but if we intend to make any subsequent securities offering in the same overseas market which are determined as indirect overseas offering and listing by a domestic company under the Trial Measures, we may be required to submit filing with the CSRC within three working days after such subsequent securities offering is completed. However, there remains uncertainty as to the interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities, and we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us. If it is determined in the future that the approval of, filing or other procedure is required with the CSRC or any other regulatory authority for our previous issuances of securities to foreign investors, or if we are required to complete relevant procedures for our subsequent securities offering in the same overseas market, it is uncertain whether we will be able and how long it will take for us to obtain the approval or complete the filing or other procedure or obtain a waiver for such procedures, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approval(s), filing(s) or other procedure(s), the regulatory authorities may impose fines and penalties on our operations in China, limit our operating privileges in China, revoke our business licenses, delay or restrict the repatriation of the proceeds from securities offerings into China or take other actions that could have an adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of the ADSs. Any uncertainties and/or negative publicity regarding the aforementioned approval(s), filing or other procedure(s), the interpretation and implementation of existing laws and regulations, or any further laws, regulations or interpretations that may be released and enacted in the future could have a material adverse effect on the trading price of the ADSs.

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

Development in the Chinese legal system could materially and adversely affect us.

Chinese laws and regulations govern our operations in China and the PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. As the laws and regulations are relatively new and the PRC legal system continues to evolve, there may be room for discretion in the implementation of these laws and regulations. And as these laws and regulations are evolving in response to changing economic and other conditions, factors related to the application and implementation of these laws and regulations may affect our business and results of operations.

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

Regulatory Requirements on currency exchange may limit our ability to receive and use effectively financing in foreign currencies.

Our Chinese subsidiaries’ ability to obtain currency exchange is subject to certain foreign exchange regulations and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the State Administration of Foreign Exchange (“SAFE”). In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local branch of SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with the State Administration for Market Regulation or its local branch, reporting of foreign investment information with the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), or its local branch or registration with other governmental authorities in China.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technologies or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

In addition, under the Leahy-Smith Act, the United States transitioned from a “first-to-invent” system to a “first-to-file” system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

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

Any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, may not be complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Also, our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

We have identified material weaknesses in our internal control over financial reporting in the past, one of which has not been remediated and continues to exist as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which continues to exist as of December 31, 2023 is that we did not design and maintain an effective control environment commensurate with our financial reporting requirements as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

This material weakness did not result in any material misstatements to the consolidated financial statements. This material weakness could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

We are working to remediate the material weakness as efficiently and effectively as possible. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

Although we have begun to implement measures to address the material weakness, the implementation of these measures may not fully address the material weakness and deficiency in our internal control over financial reporting. Further, in the future we may determine that we have additional material weaknesses. Our failure to remediate the material weakness or failure to identify and address any other material weaknesses that may be identified in the future could result in material misstatements to our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our securities. See Part II. Item 9A. “Controls and Procedures— Management’s Plan to Remediate the Material Weakness”.

Our principal shareholders and management own a significant percentage of our voting securities and will be able to exert significant control over matters subject to shareholder approval.

As of December 31, 2023, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 34% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In October 2023, we completed our Private Placement for aggregate gross proceeds of approximately $300 million before deducting placement agent fees and other private placement expenses. An aggregate of

21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares were issued pursuant to the Purchase Agreement. Each holder of the non-voting ordinary shares had the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations, as described further in the description of the rights of the non-voting ordinary shares included as Exhibit 4.5 to this Annual Report. The purchase price was $12.49 per share (or the equivalent of $37.47 per ADS), which represents the ADS closing price on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement on September 29, 2023. As of December 31, 2023, all outstanding non-voting ordinary shares had been converted into ordinary shares.

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

As of December 31, 2023, we had $84.8 million and $146.5 million of U.S. federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. Under U.S. federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income for taxable years beginning after December 31, 2020. Any NOLs incurred in tax years beginning before December 31, 2017, may be used to offset up to 100% of future taxable income, but will begin to expire in varying amounts in 2037, unless previously utilized. Similar rules may apply under state tax laws. As of December 31, 2023, we also had aggregate U.S. federal and state R&D credits of approximately $2.2 million and $0.5 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2039 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2028, the last day of the fiscal year ending after the fifth anniversary of our IPO or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period prior to such time. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records, other than the memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies. The Registrar of Companies of the Cayman Islands shall make available the list of the names of the current directors of the Company (and where applicable the current alternate directors of the Company) for inspection by any person upon payment of a fee by such person. Our directors have discretion under our memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

There are provisions in our amended and restated memorandum and articles of association that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other shareholders. For example, as of the date of this Annual Report, our board of directors will have the authority to issue up to 90,187,562 shares of an additional class or classes of shares, which could include preference shares. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the other classes of shares without any further vote or action by our shareholders. The issuance of such shares may delay or prevent a change of control transaction. As a result, the market price of our ADSs and the voting and other rights of our shareholders may be adversely affected. An issuance of other classes of shares may result in the loss of voting control to other shareholders.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our annual report, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

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

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management has in the past and may in the future identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. For example, we have identified material weaknesses in our internal control over financial reporting in the past, one of which has not been remediated and continues to exist as of December 31, 2023. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. If we are unable to remediate our material weakness and conclude that our internal control over financial reporting is effective, or if in the future our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, this could have an adverse effect on our business, financial position and results of operations.

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

We could be subject to securities class action litigation or material legal proceedings which could have a negative impact on our reputation or business.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In addition, from time to time, we have been and may in the future be involved in legal and regulatory proceedings or investigations concerning matters that arise in the ordinary course of our business. Such proceedings could result in significant fines or penalties, have an adverse impact on our reputation, business and financial condition or results or operations and divert the attention of our management from the operation of our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (“Information Systems and Data”).

The cybersecurity function within the Company helps identify, assess and manage the Company’s cybersecurity threats and risks. Our cybersecurity function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual tools, internal or external audits, automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats and threat actors, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, and evaluating threats reported to us. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, incident detection and response, data encryption, network security controls, system monitoring, penetration testing, employee training, a dedicated cybersecurity staff member, and physical security mechanisms.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the cybersecurity function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We manage cybersecurity risks associated with our use of these providers by reviewing their security assessments and applicable reports.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including:

●	Confidentiality agreements with employees and third-parties may not prevent unauthorized disclosure of trade secrets and other proprietary information;
●	The adoption and deployment of AI in our, and any third-party collaborators’ operations, and in particular our and any third-party collaborators’ R&D efforts to explore new targets and develop effective products, may not be effective and may expose us to risk;
●	If our information technology systems or data, or those of third-parties upon which we rely, are or were compromised or experienced significant disruptions of our information technology systems or data security incidents, we could experience adverse consequences including but not limited to significant financial, legal, regulatory, business and reputational harm; litigation; fines and penalties;

disruptions of our business operations; loss of revenue or profits; loss of customers or sales; or other adverse consequences; and
●	We rely on trade secret and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director of Internal Controls and SOX Compliance, who has over 20 years in the areas of internal controls and SOX compliance reporting; our Director of IT Security and Compliance, who has over 20 years of IT experience, the past four of which have been in security; and our CFO, who has over 20 years of business development experience.

Our cybersecurity function is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO and cybersecurity function are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our response process to cybersecurity incidents is designed to escalate certain incidents to members of management depending on the circumstances, including the CFO. Our CFO and others work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the Audit Committee for certain cybersecurity incidents.

The Audit Committee receives periodic reports from our cybersecurity function concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition..

Item 2. Properties.

Our principal executive office is located in South San Francisco, California where we lease a total of approximately 11,800 square feet of office space that we use for our administrative and other activities. The lease commenced in July 2023 and will expire on August 31, 2027. We also have a development and operations office located in Shanghai, China where we lease a total of approximately 22,500 square feet of office space. This lease expires on December 31, 2026. We also lease a total of approximately 8,400 square feet of laboratory space located in Shanghai, China for our research and development activities. This lease expires on January 31, 2027. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

To the best of our knowledge, we are not currently the subject of any material governmental investigation, private lawsuit or other legal proceeding. From time to time, we have been and may in the future be involved in legal and regulatory proceedings or investigations concerning matters that arise in the ordinary course of our business and that could result in significant fines or penalties, have an adverse impact on our reputation, business and financial condition or results of operations and divert the attention of our management from the operation of our business.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ADSs have been listed on the Nasdaq Global Market under the symbol “GPCR” since February 3, 2023. Prior to this date, there was no public market for our ADSs.

Holders of Ordinary Shares

As of February 29, 2024 there were 25 holders of record of our ordinary shares. The actual number of beneficial owners of ordinary shares is greater than this number of record holders and includes persons who are beneficial owners but whose shares are held in street name by brokers and other nominees. JPMorgan Chase Bank, N.A. is the depositary for our ADSs.

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

Unregistered Sales of Equity Securities

On September 29, 2023, we entered into the Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which we issued to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares. The Private Placement closed on October 3, 2023. Each holder of non-voting ordinary shares had the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations, as described further in the description of the rights of the non-voting ordinary shares included as Exhibit 4.5 to this Annual Report. The purchase price is $12.49 per Share (or the equivalent of $37.47 per ADS), which represents the ADS closing price on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement, for aggregate gross proceeds of approximately $300 million before deducting placement agent fees and offering expenses. During the fourth quarter of 2023, all outstanding non-voting ordinary shares converted into ordinary shares.

The shares were issued to the Purchasers in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. We relied on this exemption from registration based in part on representations made by the Purchasers in the Purchase Agreement that the shares have been acquired for investment only and not with a view to or for sale in connection with any distribution thereof.

Jefferies LLC and Leerink Partners LLC acted as joint placement agents for the Private Placement. Each received a portion of a combined fee equal to 6.0% of the aggregate gross proceeds, plus the reimbursement of certain expenses.

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

Material Cayman Islands Taxation

Regardless of the application of Section 7874 of the Code (as discussed below), we are also treated as a Cayman Islands corporation for Cayman Islands tax purposes. However, we are not subject to income or capital gains tax under the current laws of the Cayman Islands. We believe there are no other taxes likely to be material to us levied by the government of the Cayman Islands. We are and are expected to continue to be a Cayman Islands corporation as of the date of this Annual Report. We are treated as an exempted company for Cayman Islands tax purposes.

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

See Part I, Item 1A. “Risk Factors – Risks Related to Doing Business in China and Our International Operations-If we are classified as a China resident enterprise for China income tax purposes, such classification could result in unfavorable tax consequences to us and our non-Chinese shareholders or ADS holders.”

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

If our Cayman Islands holding company, Structure Therapeutics Inc., is not deemed to be a Chinese resident enterprise, holders of our ordinary shares and ADSs who are not Chinese residents will not be subject to Chinese income tax on dividends distributed by us. With respect to gains realized from the sale or other disposition of the shares or ADSs, there is a possibility that a Chinese tax authority may impose an income tax under the indirect transfer rules set out under the Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises (“SAT Circular 7”), except that such transaction could fall under the safe harbor thereunder. See Part I, Item 1A. “Risk Factors – Risks Related to Doing Business in China and Our International Operations-We and our shareholders face uncertainties in China with respect to indirect transfers of equity interests in China resident enterprises.”

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

Tax Classification of the Company as a U.S. Domestic Corporation

For U.S. federal income tax purposes, a corporation is generally considered to be a tax resident in the jurisdiction of its organization or incorporation. Accordingly, under the generally applicable U.S. federal income tax rules, the Company, which is incorporated under the laws of the Cayman Islands, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident) for U.S. federal income tax purposes. However, Section 7874 of the Code provides an exception to this general rule, under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. These rules are complex and there is limited guidance regarding their application. A number of significant and complicated U.S. federal income tax consequences may result from such classification, and this summary does not attempt to describe all such U.S. federal income tax consequences. Section 7874 of the Code and the Treasury Regulations promulgated thereunder do not address all the possible tax consequences that arise from the Company being treated as a U.S. domestic corporation for U.S. federal income tax purposes. Accordingly, there may be additional or unforeseen U.S. federal income tax consequences to the Company that are not discussed in this summary.

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

Overview

We are a clinical stage global biopharmaceutical company aiming to develop and deliver novel oral therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages structure-based drug discovery and computational chemistry expertise and enables us to develop oral small molecule therapeutics for the treatment of various diseases including those impacting the metabolic, cardiovascular, and pulmonary systems. In February 2023, we completed our Initial Public Offering (“IPO”) for net proceeds of approximately $166.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchase Agreement”), pursuant to which we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 non-voting ordinary shares for net proceeds of approximately $281.5 million (the “Private Placement”).

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated glucagon-like-peptide-1 receptor (“GLP-1R”) for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose- dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study of GSBR-1290 in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from a Japanese ethno-bridging study of GSBR-1290. These data demonstrated that GSBR-1290 was generally well-tolerated, with no treatment-related SAEs over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. GSBR-1290 also showed significant reduction in weight in the obesity cohort at 8 weeks, and significant reductions in hemoglobin A1c (“HbA1c”) and weight in the T2DM cohort. We expect to report the full 12-week Phase 2a obesity data in the latter half of the second quarter of 2024 with additional 24 participant data. We also fully enrolled a formulation bridging and titration optimization study to evaluate capsule versus tablet PK and explore different titration regimens of GSBR-1290. This study is expected to be completed in the latter half of the second quarter of 2024, in preparation for the global Phase 2b study for obesity which we expect to initiate in the fourth quarter of 2024. A Phase 2 study in T2DM is also planned for the second half of 2024.

We are advancing a robust pipeline of small molecule therapeutic candidates for chronic diseases with unmet medical need.

We outsource clinical drug manufacturing, storage, distribution and quality testing to third-party manufacturers. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the design and development of our product candidates. We have established a manufacturing plan in the U.S. and continue to contract in parallel with additional suppliers in the US and other regions outside of China to diversify the manufacturing of our active pharmaceutical ingredient and drug product. As our development programs progress and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $89.6 million and $51.3 million in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $206.6 million. Historically, we have financed our operations primarily through the private placement of equity securities. In February 2023, we completed our IPO of our American depositary shares (“ADSs”), in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023. We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses.

As of December 31, 2023, we have cash, cash equivalents and short-term investments of $467.3 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, geopolitical tensions between the U.S. and China and the ongoing Russia/Ukraine conflict for the year ended December 31, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Israel-Hamas war, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

Lhotse Collaboration Agreement with Schrödinger, LLC

In October 2020, Lhotse Bio, Inc., our wholly-owned subsidiary, entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger, LLC (together with its affiliates, “Schrödinger”) to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and

Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of December 31, 2023, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by- Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by- Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of December 31, 2023, no milestone or royalty payments have been paid or accrued.

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of December 31, 2023, we have paid to Schrödinger an aggregate of $0.3 million. If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2023, no milestone or royalty payments have been paid or accrued.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Operating expenses:
Research and development	$70,103	$36,193
General and administrative	32,672	16,368
Total operating expenses	102,775	52,561
Loss from operations	(102,775)	(52,561)
Interest and other income (expense), net	13,391	1,257
Loss before provision for income taxes	(89,384)	(51,304)
Provision for income taxes	236	17
Net loss	$(89,620)	$(51,321)

Research and Development Expenses

Research and development expenses increased by $33.9 million, or 94%, to $70.1 million during the year ended December 31, 2023, compared to $36.2 million during the year ended December 31, 2022. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs, clinical study activities and increases related to employee expenses, primarily due to an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Product candidate:
ANPA‑0073	$3,521	$3,383
GSBR‑1290	44,763	18,791
LTSE‑2578	4,853	4,936
Other	16,966	9,083
Total research and development expenses	$70,103	$36,193

General and Administrative Expenses

General and administrative expenses increased by $16.3 million, or 100%, to $32.7 million during the year ended December 31, 2023, compared to $16.4 million during the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to increases in professional services and employee related expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $12.1 million to an income of $13.4 million during the year ended December 31, 2023, compared to an income of $1.3 million during the year ended December 31, 2022. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In February 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $467.3 million and an accumulated deficit of $206.6 million.

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $89.6 million and $51.3 million in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $206.6 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $467.3 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for the next 12 months from the date of the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical and macroeconomic events such as actual or anticipated changes in interest rates and economic inflation, future bank failures, global pandemics, geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the Israel-Hamas war. If we are unable to obtain additional funding, or funding on acceptable terms, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(79,488)	$(46,120)
Investing activities	(268,342)	(62,108)
Financing activities	451,531	29,014
Net increase (decrease) in cash and cash equivalents	$103,701	$(79,214)

Cash Flows Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $79.5 million, consisting primarily of a net loss of $89.6 million, partially offset by non-cash charges of $3.2 million and a decrease in net operating assets of $7.0 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets.

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

Cash Flows Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $268.3 million, consisting primarily of net purchases of short-term investments of $266.2 million and purchases of property and equipment of $2.1 million.

During the year ended December 31, 2022, net cash used in investing activities was $62.1 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $451.5 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, gross proceeds from our Private Placement of $300.0 million, partially offset by payments of offering costs of $21.6 million.

During the year ended December 31, 2022, net cash provided by financing activities was $29.0 million, consisting primarily of net proceeds from the issuance of our Series B redeemable convertible preferred shares, partially offset by payments of offering costs.

Contractual Obligations

As of December 31, 2023, our contractual obligations consist of facilities lease payments totaling $6.1 million, with $1.8 million expected to be paid within the next 12 months.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance. For more detail on our significant accounting policies, refer to Note 2 to our consolidated financial statements included in Part II. Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $467.3 million, consisting of interest-bearing money market funds, U.S. government bonds, U.S. government agency bonds and corporate debt securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, we do not believe that a hypothetical 10% increase or decrease in the relative value of interest rates would have a material effect on our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

STRUCTURE THERAPEUTICS INC.

INDEX TO FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Structure Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Structure Therapeutics Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

San Mateo, California
March 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Structure Therapeutics Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Structure Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred shares and shareholders’ deficit and of cash flows for the year ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 30, 2023

We served as the Company’s auditor from 2020 to 2023.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$129,792	$26,091
Short-term investments	337,531	64,750
Prepaid expenses and other current assets	6,285	2,248
Total current assets	473,608	93,089
Property and equipment, net	3,228	1,031
Operating right-of-use assets	5,136	262
Other non-current assets	45	3,463
Total assets	$482,017	$97,845
Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,742	$6,009
Accrued expenses and other current liabilities	18,558	6,741
Operating lease liabilities, current portion	1,440	260
Total current liabilities	24,740	13,010
Operating lease liabilities, net of current portion	4,013	—
Other non-current liabilities	298	—
Total liabilities	29,051	13,010
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred shares – $0.0001 par value, 0 and 19,200 shares authorized, issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $32,001 as of December 31, 2023 and December 31, 2022, respectively)	—	32,001
Series A+ redeemable convertible preferred shares – $0.0001 par value, 0 and 12,800 shares authorized, issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $26,000 as of December 31, 2023 and December 31, 2022, respectively )	—	26,000
Series B redeemable convertible preferred stock – $0.0001 par value, 0 and 32,857 shares authorized, issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $133,015 as of December 31, 2023 and December 31, 2022, respectively)	—	133,015
Series B‑1 redeemable convertible preferred stock – $0.0001 par value, 0 and 2,161 shares authorized, issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (liquidation preference of $0 and $7,000 as of December 31, 2023 and December 31, 2022, respectively)	—	8,959
Shareholders’ equity (deficit):
Undesignated shares – $0.0001 par value; 90,188 and 0 shares authorized as of December 31, 2023 and December 31, 2022, respectively	—	—
Ordinary shares – $0.0001 par value; 500,000 and 432,982 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 139,220 and 10,527 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	14	1
Additional paid-in capital	659,003	1,921
Accumulated other comprehensive income (loss)	521	(110)
Accumulated deficit	(206,572)	(116,952)
Total shareholders’ equity (deficit)	452,966	(115,140)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$482,017	$97,845

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2023	2022
Operating expenses:
Research and development	$70,103	$36,193
General and administrative	32,672	16,368
Total operating expenses	102,775	52,561
Loss from operations	(102,775)	(52,561)
Interest and other income (expense), net	13,391	1,257
Loss before provision for income taxes	(89,384)	(51,304)
Provision for income taxes	236	17
Net loss	(89,620)	(51,321)
Less: Accretion of redeemable convertible preferred shares to their redemption value	—	(1,515)
Net loss attributable to ordinary shareholders	$(89,620)	$(52,836)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.81)	$(5.51)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	110,198	9,584
Other comprehensive loss:
Unrealized gain (loss) on investments, net	631	(110)
Total other comprehensive income (loss)	631	(110)
Comprehensive loss	$(88,989)	$(51,431)

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2021	19,200	$32,001	12,800	$26,000	24,702	$100,000	2,161	$8,959	10,894	$1	—	$—	$—	$—	$(64,736)	$(64,735)
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $1,515	—	—	—	—	8,155	31,500	—	—	—	—	—	—	—	—	—	—
Accretion of Series B redeemable convertible preferred shares to their redemption value	—	—	—	—	—	1,515	—	—	—	—	—	—	(620)	—	(895)	(1,515)
Repurchase of unvested restricted share awards	—	—	—	—	—	—	—	—	(450)	—	—	—	(6)	—	—	(6)
Issuance of ordinary share upon exercise of vested share options	—	—	—	—	—	—	—	—	83	—	—	—	33	—	—	33
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,514	—	—	2,514
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,321)	(51,321)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares and non-voting ordinary shares in private placement financing, net of issuance costs and underwriting discount of $18,538	—	—	—	—	—	—	—	—	21,617	2	2,401	—	281,457	—	—	281,459
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	498	1	—	—	799	—	—	800
Conversion of non-voting ordinary shares into ordinary shares	—	—	—	—	—	—	—	—	9,812	1	(9,812)	(1)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,191	—	—	8,191
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	631	—	631
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(89,620)	(89,620)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	139,220	$14	—	$—	$659,003	$521	$(206,572)	$452,966

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2023	2022
Cash flows from operating activities
Net loss	$(89,620)	$(51,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,191	2,514
Depreciation expense	295	277
Accretion of asset retirement obligation	21	—
Non-cash lease expense	634	347
Accretion of net investment discounts	(5,975)	(905)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,037)	(305)
Other non-current assets	15	(60)
Accounts payable	(860)	2,153
Accrued expenses and other current liabilities	12,163	1,541
Operating lease liabilities	(315)	(361)
Net cash used in operating activities	(79,488)	(46,120)
Cash flows from investing activities
Purchases of short-term investments	(417,356)	(123,453)
Maturities of short-term investments	151,181	61,500
Purchases of property and equipment	(2,167)	(155)
Net cash used in investing activities	(268,342)	(62,108)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discount and commissions	172,296	—
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	31,500
Proceeds from private placement financing, gross	300,000	—
Payments of offering costs	(21,565)	(2,513)
Repurchases of restricted shares	—	(6)
Proceeds from exercise of share options	800	33
Net cash provided by financing activities	451,531	29,014
Net change in cash and cash equivalents	103,701	(79,214)
Cash and cash equivalents
Beginning of the period	26,091	105,305
End of the period	$129,792	$26,091
Supplemental disclosures of noncash investing and financing activities
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$199,975	$—
Exchange of ordinary shares to non-voting ordinary shares	$1	$—
Conversion of non-voting ordinary shares into ordinary shares	$1	$—
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$48	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$5,508	$—
Recognition of asset retirement obligation	$277	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$53	$854
Accretion of redeemable convertible preferred shares to their redemption value	$—	$1,515

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of the Business

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

Prior to the formation of the Company, the operating activities were carried out by the subsidiaries of the Company. Structure Therapeutics USA Inc., a Delaware corporation (“StructureTx US”), was incorporated on June 6, 2016 (previously known as ShouTi Inc.). On January 20, 2017, StructureTx US was reorganized as a limited liability company. Annapurna Bio, Inc. (“Annapurna”), a Delaware corporation, was incorporated on January 26, 2017, and Gasherbrum Bio, Inc. (“Gasherbrum”), a Delaware corporation, was incorporated on April 19, 2017.

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

On June 28, 2019, ShouTi Hong Kong Ltd (“ShouTi Hong Kong”) was incorporated as a wholly-owned subsidiary of the Company. On July 26, 2019, Shanghai ShouTi Biotechnology Co., Ltd (“Shanghai ShouTi”) was incorporated as a wholly-owned subsidiary of ShouTi Hong Kong. On April 1, 2020, Lhotse Bio, Inc. (“Lhotse”) was incorporated as a wholly-owned subsidiary of the Company.

On February 10, 2021, the Company incorporated Basecamp Bio Inc. (“Basecamp Bio”) in the Cayman Islands with a wholly owned subsidiary, Basecamp Bio Hong Kong Limited (“Basecamp HK”) in Hong Kong. Shanghai Basecamp Biotechnology Co., Ltd., a wholly owned subsidiary of Basecamp HK, was established on March 26, 2021 in Shanghai, China. The purpose of Basecamp Bio is to develop certain of the Company’s technologies in Mainland China.

On July 11, 2023, Aconcagua Bio, Inc. (“Aconcagua”) and Gimigela Bio, Inc. (“Gimigela”) were incorporated in the United States as wholly-owned subsidiaries of the Company.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a par value of $0.0001 per share, of such class or classes as may be designated by the Company’s board of directors in accordance with the Company’s articles of association.

Private Placement

On September 29, 2023, the Company entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per Share (or the equivalent of $37.47 per ADS), the closing price of its ADS on the Nasdaq Global Market on September 28, 2023 (the “Private Placement”). Each holder of non-voting ordinary shares had the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations. The Private Placement closed on October 3, 2023, and the Company received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. As of December 31, 2023, all outstanding non-voting ordinary shares had been converted into ordinary shares.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $206.6 million as of December 31, 2023. Prior to completion of its IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million after deducting placement agent fees and other private placement expenses.

As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of $467.3 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these consolidated financial statements.

Impact of Geopolitical and Macroeconomic Factors

There may be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, inflation, supply chain issues, rising interest rates, future bank failures, increased geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the Israel-Hamas war. No adjustments have been made to these financial statements as a result of these uncertainties.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting periods. Such estimates include lease liability, accruals for research and development activities, ordinary share valuation prior to the IPO, and related share-based compensation and certain other accrued liabilities. Actual results could differ from those estimates.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of medicines that target chronic diseases with unmet medical need. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company’s long-lived assets are primarily in China.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company relies and expects to continue to rely on a small number of vendors to manufacture supplies and materials for use in its clinical trial programs. These programs could be adversely affected by a significant interruption in these manufacturing services.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with maturities of 90 days or less from the original date of purchase to be cash equivalents. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents consist of cash deposited with banks and investments in money market funds.

Short-Term Investments

The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity (deficit). Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company may sell these securities at any time for use in current operations.

Credit Losses

For short-term investments in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the available-for-sale debt securities. If either of these criteria are met, the amortized cost basis is written down to fair value through earnings.

If not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the short-term investments by a rating agency, and any adverse conditions specifically related to the short-term investments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the short-term investments is compared to the amortized cost basis of the short-term investments. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, with a corresponding adjustment to interest and other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. The Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss. At December 31, 2023 and 2022, gross unrealized losses on the Company’s available-for-sale securities were not material and, accordingly, no credit loss reserves were recognized.

Fair Value of Financial Instruments

The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and established a fair value hierarchy based on the inputs used to measure fair value.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The Company determines the fair value of financial and non-

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value (see Note 4).

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in operating expenses in the period realized. Maintenance and repairs are charged to operating expenses as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, net, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. During the years ended December 31, 2023 and 2022, the Company did not recognize any such impairment charges.

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO and Private Placements, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO and Private Placement, all deferred offering costs were charged against the proceeds from the IPO and Private Placement and recorded in shareholders equity (deficit) as a reduction of additional paid-in capital. As of December 31, 2023 and 2022, deferred offering costs were $0 and $3.4 million, respectively.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the consolidated balance sheets as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include any options to purchase the underlying asset that the Company is reasonably certain to exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are excluded from the right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases and to account for the lease and non-lease components as a single lease component.

Redeemable Convertible Preferred Shares

The Company recorded all shares of redeemable convertible preferred shares at the amount of proceeds received, less amounts allocated to redeemable convertible preferred shares tranche liability and issuance costs. The fair value of Series B-1 redeemable convertible preferred shares issued in connection with the Basecamp Bio share exchange transaction was estimated at fair value based on market-based factors similar to those used in determining the fair value of ordinary shares. Though not mandatorily redeemable, the redeemable convertible preferred shares were recorded outside of permanent equity because in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the redeemable convertible preferred shares could become redeemable at the option of the holders of at least a majority of the then outstanding shares on or after April 29, 2026. The Company made an accounting policy election to recognize changes in the redemption value of redeemable convertible preferred shares immediately as they occur and adjust the carrying value of redeemable convertible preferred shares to equal it to its redemption value at the end of each reporting period. All outstanding shares of the redeemable convertible preferred shares converted into ordinary shares upon effectiveness of the Company’s IPO in 2023.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In February 2023, the Company’s board of directors approved the grant of performance share options for 1,200,000 ordinary shares, which were granted under the 2023 Equity Incentive Plan. Each share option will vest over four years, subject to the achievement in the first year following the grant of certain clinical milestones as determined by the Company’s compensation committee, and subject to the employees’ continuous service through each vesting date. The achievement of performance milestones was not probable as of December 31, 2023. As such, no share-based compensation expense was recognized for performance share options during the year ended December 31, 2023.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in its provision for income taxes. As of December 31, 2023 and 2022, the unrecognized income tax benefits were $0.9 million and $0.3 million, respectively.

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, outstanding during the period, without consideration of potentially dilutive securities. Net loss attributable to ordinary shareholders is computed as net loss less accretion of redeemable convertible preferred shares. Diluted net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

average number of ordinary shares, including non-voting ordinary shares, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred shares, ordinary share warrants, unvested restricted ordinary shares subject to repurchase and share options are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to ordinary shareholders is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred shares are considered a participating security because they participate in dividends with ordinary shares. The holders of redeemable convertible preferred shares do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to ordinary shareholders, including non-voting ordinary shares. Because the Company has reported a net loss for all periods presented, diluted net loss per ordinary share is the same as basic net loss per ordinary share for those periods.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Other comprehensive income (loss) represents unrealized gains or losses on short-term investments that are reported as a component of shareholders’ equity (deficit) on the consolidated balance sheets.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures, and does not expect the standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	DECEMBER 31,
	2023	2022
Laboratory equipment	$1,960	$1,098
Furniture and fixtures	243	115
Computer equipment and software	309	58
Leasehold improvements	1,360	109
	$3,872	$1,380
Less: Accumulated depreciation	(644)	(349)
Property and equipment, net	$3,228	$1,031

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued expenses and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2023	2022
Accrued compensation	$4,325	$3,544
Accrued research and development expenses	4,719	1,818
Accrued clinical expenses	5,412	438
Accrued professional services	2,633	313
Income tax and VAT payable	356	174
Accrued other liabilities	1,113	454
Total accrued expenses and other current liabilities	$18,558	$6,741

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	DECEMBER 31,
	2023				2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$124,443	$—	$—	$124,443	$18,994	$—	$—	$18,994
Cash equivalents	124,443	—	—	124,443	18,994	—	—	18,994

U.S. government bonds	84,935	—	—	84,935	11,763	—	—	11,763
U.S. government agency bonds	—	82,340	—	82,340	—	1,794	—	1,794
Corporate debt securities	—	170,256	—	170,256	—	51,193	—	51,193
Short-term investments	84,935	252,596	—	337,531	11,763	52,987	—	64,750
Total fair value of financial assets	$209,378	$252,596	$—	$461,974	$30,757	$52,987	$—	$83,744

	DECEMBER 31,
	2023				2022
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$124,443	$—	$—	$124,443	$18,994	$—	$—	$18,994
Cash equivalents	124,443	—	—	124,443	18,994	—	—	18,994

U.S. government bonds	84,783	(35)	187	84,935	11,820	(57)	—	11,763
U.S. government agency bonds	82,185	(16)	171	82,340	1,801	(7)	—	1,794
Corporate debt securities	170,042	(39)	253	170,256	51,239	(49)	3	51,193
Short-term investments	337,010	(90)	611	337,531	64,860	(113)	3	64,750
Total fair value of financial assets	$461,453	$(90)	$611	$461,974	$83,854	$(113)	$3	$83,744

As of December 31, 2023 and 2022, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the years ended December 31, 2023 and 2022.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either December 31, 2023 or 2022, and no impairment losses were recognized for the years ended December 31, 2023 and 2022.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

5. Term Loan

On August 4, 2020, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”) for up to $8.0 million in debt financing (the “SVB Loan”).

In connection with the entering into the SVB Agreement, the Company issued SVB a warrant to purchase 112,279 of its ordinary shares at an exercise price of $0.48 per share (“SVB Warrant”). Amounts available to be borrowed under the SVB Agreement expired unused and in February 2023, the Company issued 106,060 ordinary shares through a cashless exercise upon the exercise of the SVB Warrant.

6. Commitments and Contingencies

Operating Leases

In June 2021, Shanghai ShouTi entered into an agreement to lease approximately 5,900 square feet of office space in Chamtime Plaza in Shanghai, China. The lease commenced on September 16, 2021 and expired on September 15, 2023. Shanghai ShouTi had an option to extend the lease term, however the renewal term and conditions should be agreed between Shanghai ShouTi and the landlord. For accounting purposes, the lease term did not include the option to extend the lease term as it was not reasonably certain that the lease term would be extended.

In November 2021, StructureTx US entered into an agreement to lease approximately 4,050 square feet of office spaces in South San Francisco, California. The lease commenced on November 11, 2021, and expired on October 31, 2023.

In June 2023, Shanghai ShouTi entered into a lease agreement for approximately 22,500 square feet of office space in Shanghai, China, for its research and development operations office, which commenced in July 2023 and will expire on December 31, 2026. The annual base rent is approximately $0.7 million based on the exchange rate upon entering into this lease agreement, and Shanghai ShouTi is also responsible for the payment of additional costs and fees related to its use of the premises.

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of December 31, 2023

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and 2022, the Company had asset retirement obligations of $0.3 million and $0, respectively, which are recorded in other non-current liabilities on the consolidated balance sheets.

In June 2023, StructureTx US entered into a sublease agreement for approximately 11,800 square feet of office space located in South San Francisco, California for its corporate headquarters. The lease commenced in July 2023 and will expire on August 31, 2027. The annual base rent will initially be approximately $0.5 million and will increase annually by 3%, and StructureTx US will also be responsible for the payment of additional costs and fees related to its use of the premises.

In June 2023, Shanghai ShouTi entered into another lease agreement for approximately 8,400 square feet of laboratory space located in Shanghai, China for its research and development activities. The lease commenced in December 2023 and will expire on January 31, 2027. The annual base rent will be approximately $0.3 million based on the exchange rate upon entering into this lease agreement, and Shanghai ShouTi is also responsible for the payment of additional costs and fees related to its use of the premises.

The maturities of operating lease liabilities as of December 31, 2023, were as follows (in thousands):

DECEMBER 31,
2023
2024	$1,801
2025	2,002
2026	1,954
2027	384
Total undiscounted lease payments	6,141
Less: imputed interest	688
Total operating lease liability	5,453
Less: current portion	1,440
Operating lease liability, net of current portion	$4,013

Operating lease expense was $1.8 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively, including $0.9 million and $0.7 million short-term lease costs for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted average remaining lease term was 3.2 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.5%. During the years ended December 31, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $0.6 million and $0.4 million, respectively, was included in operating activities on the consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of December 31, 2023 and 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

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

Dividends on redeemable convertible preferred shares are noncumulative and none were declared through conversion. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares on a one-for-one basis and therefore no redeemable convertible preferred shares were outstanding as of December 31, 2023.

8. Ordinary Shares

As of December 31, 2023, the Company’s Memorandum and Articles of Association, as amended, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, of which 9,812,438 shares have been designated as non-voting ordinary shares and 90,187,562 remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s Articles of Association.

In May 2023 and September 2023, the Company’s board of directors designated 7,410,518 and 2,401,920 non-voting ordinary shares, respectively, in accordance with the Articles of Association. The non-voting ordinary shares rank on parity with the ordinary shares as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The non-voting ordinary shares are entitled on an equal basis to any dividends declared on the ordinary shares on an as-converted to ordinary share basis. Each non-voting ordinary shareholder has the right to convert each non-voting ordinary share into one ordinary share, subject to appropriate adjustment in the event of any dividend, split, reverse

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

split, combination or other similar recapitalization with respect to the ordinary shares, at such holder’s election by providing written notice to the Company.

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

As of December 31, 2023, all outstanding non-voting ordinary shares had been converted into 9,812,438 ordinary shares.

Ordinary shareholders, including non-voting ordinary shareholders, are entitled to dividends if and when declared by the Company’s board of directors subject to the prior rights of the preferred shareholders. As of December 31, 2023 and 2022, no dividends on ordinary shares had been declared by the board of directors.

The Company has the following ordinary shares reserved for future issuance (in thousands):

	DECEMBER 31,
	2023	2022
Share options issued and outstanding	11,899	7,612
Share options available for future grant	8,192	977
Ordinary shares available for employee share purchase plan	1,000	—
Conversion of redeemable convertible preferred shares	—	67,018
Ordinary share warrants	—	112
Total ordinary shares reserved	21,091	75,719

9. Shareholders’ Equity

2019 Equity Incentive Plan

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2023 Equity Incentive Plan

In January 2023, prior to the IPO closing, the Company’s board of directors and shareholders approved the 2023 Equity Incentive Plan (“2023 Plan”), which became effective upon the IPO closing. The Company initially reserved 12,000,000 ordinary shares for issuance of share-based compensation awards, including ISOs, NSOs, stock appreciation rights, restricted stock units and other stock-based awards, plus shares available for issuance under the 2019 Plan. ISOs may be granted only to Company employees (including officers and directors who are also employees). Shares options granted under the 2019 Plan that are forfeited or lapse unexercised will be available for issuance under the 2023 Plan. Once the 2023 Plan became effective, no further grants were made under the 2019 Plan.

Options under the 2023 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the Company’s ordinary shares on the date of grant; provided, however, that the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Vesting conditions determined by the plan administrator may apply to share options and may include continued service, performance and/or other conditions. Generally, share options vest over a four-year period.

The maximum number of ordinary shares that may be issued under the 2023 Plan as of December 31, 2023 was 20,589,597. In addition, the number of ordinary shares reserved for issuance under our 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through January 1, 2033, in an amount equal to 4% of the total number of ordinary shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of ordinary shares determined by the Company’s board of directors. In January 2024, the number of ordinary shares available for issuance under the 2023 Plan was increased by 5,568,838 shares as a result of the automatic increase provision in the 2023 Plan.

Options

A summary of share option activity is set forth below (in thousands except per share amounts and years):

		OUTSTANDING AWARDS
	NUMBER			WEIGHTED-
	OF	NUMBER OF		AVERAGE
	SHARES	SHARES	WEIGHTED-	REMAINING
	AVAILABLE	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	FOR	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	GRANT	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2022	977	7,612	$1.62	8.57	$13,283
Additional shares authorized	12,000	—	—
Granted	(5,451)	5,451	7.00
Exercised	—	(498)	1.61
Forfeited	666	(666)	4.22
As of December 31, 2023	8,192	11,899	3.94	8.27	117,093
Exercisable at December 31, 2023		4,602	1.42	7.36	55,995
Vested and expected to vest at December 31, 2023		11,899	3.94	8.27	117,093

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying share options and the fair value of the Company’s ordinary shares for share options that were in-the-money at the end of each period. The aggregate intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $3.9 million and $0.2 million, respectively.

The total fair value of options that vested during the years ended December 31, 2023 and 2022 was $5.5 million and $1.5 million, respectively.

Employee Share Purchase Plan

In February 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company allows eligible employees to purchase shares of the Company's ordinary shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of the ordinary shares as of the first date of each offering period or the ending date of each purchase period. Each offering period is typically 24 months consisting of four purchase periods of six months. There were 1,000,000 ordinary shares initially reserved for issuance under the ESPP. The number of ordinary shares reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2033, by the lesser of  (i) 1% of the total number of our outstanding share capital on the last day of the calendar month before the date of the automatic increase; and (ii) 3,000,000 ordinary shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In January 2024, the number of ordinary shares available for issuance under the ESPP was increased by 1,392,210 shares as a result of the automatic increase provision in the ESPP.

The offering period and purchase periods are determined by the board of directors. The first offering period for approximately 24 months was initiated during the fourth quarter of 2023 and consists of four purchase periods or approximately six months. As of December 31, 2023, 1,000,000 shares under the ESPP remain available for purchase.

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model, which was estimated using the following weighted-average assumptions:

YEAR ENDED
DECEMBER 31,
2023
Expected term (in years)	1.2
Expected volatility	90.3%
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

Restricted Shares

On April 29, 2019, 5,891,064 shares of the Company’s ordinary shares which were previously issued to its founders were converted to restricted ordinary shares with a vesting term of four years with 25% of the shares vesting after one year from the vesting commencement date of April 29, 2019 and the remainder ratably on a monthly basis over the following three years, provided that the shareholder continues to provide services to the Company as of the date of such vesting. The transaction was accounted for as a grant of restricted shares with weighted-average per share grant-date fair value of $0.33 per share with the total compensation cost of $1.9 million, which will be recognized over the four-year requisite service period.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity with respect to restricted shares was as follows (in thousands, except per share amounts):

NUMBER OF SHARES
	UNDERLYING	WEIGHTED-
	OUTSTANDING	AVERAGE
	RESTRICTED	GRANT DATE FAIR
	SHARES	VALUE
Unvested, December 31, 2022	327	$0.33
Vested	(327)	0.33
Unvested, December 31, 2023	—	—

The fair value of restricted shares vested during the years ended December 31, 2023 and 2022 was $0.1 million and $0.4 million, respectively.

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Research and development	$3,761	$875
General and administrative	4,430	1,639
Total share-based compensation	$8,191	$2,514

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Share options and restricted shares	$8,170	$2,514
ESPP	21	—
Total share-based compensation	$8,191	$2,514

As of December 31, 2023, the total unrecognized share-based compensation expense related to unvested share options was $31.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

As of December 31, 2023, the total unrecognized share-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

The Company estimated the fair value of share options using the Black Scholes option-pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The options granted during the years ended December 31, 2023 and 2022 had a weighted-average

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

per share grant-date fair value of $6.21 and $1.96 per share, respectively, which was estimated using the following weighted-average assumptions:

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Expected term (in years)	6.1	5.9
Expected volatility	101.3%	87.7%
Risk-free interest rate	3.7%	2.0%
Expected dividend yield	0.0%	0.0%

The assumptions are as follows:

●	Expected term. The expected term represents the period that the share-based awards are expected to be outstanding. The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.
●	Expected volatility. The Company estimated the volatility data based on a study of publicly traded industry peer companies as it did not have any trading history for its ordinary shares. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own share price becomes available.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
●	Expected Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company recognizes the actual forfeitures by reducing the employee share-based compensation expense in the same period the forfeiture occurs.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

The following table presents loss before income tax expense (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Loss before income expense:
Domestic loss	$(79,895)	$(44,258)
Foreign income (loss)	(9,489)	(7,046)
Loss before income tax expense	$(89,384)	$(51,304)

The following table presents the current and deferred income tax provision for income taxes (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Current tax provision (benefit):
Federal	$—	$—
State	5	3
Foreign	217	74
	222	77
Deferred tax provision (benefit):
Federal	—	—
State	—	—
Foreign	14	(60)

Total provision (benefit) for income taxes:	$236	$17

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is domiciled in the Cayman Islands. A reconciliation of the expected tax computed at the zero tax rate for the Cayman Islands to the total provision for income taxes was as follows:

	DECEMBER 31,
	2023	2022
Expected tax at 0%	—%	—%
State income tax, net of federal tax	6.5	3.8
Share-based compensation	(1.9)	(0.6)
Non-deductible expenses	0.1	(0.1)
U.S. income tax differential	18.8	18.2
Other foreign income tax differential	0.8	0.3
Research credits	1.7	0.8
Other	0.4	0.5
Change in valuation allowance	(26.7)	(22.9)
Effective tax rate	(0.3)%	—%

Deferred income taxes as of each of the following periods reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s net deferred tax asset or liability were as follows (in thousands):

	DECEMBER 31,
	2023	2022
Net operating loss	$29,217	$18,918
Research and experimentation expenses	16,911	5,986
Research credits	2,631	866
Compensation	1,737	1,336
Operating lease liability	1,030	57
Related party accrued expenses	1,036	651
Prepaid expenses	198	—
Property and equipment	—	18
Unrealized gains and losses	15
Other	—	74
Total deferred tax assets	52,775	27,906
Valuation allowance	(51,551)	(27,740)
Net deferred tax assets	1,224	166

Right-of-use assets	(960)	(43)
Property and equipment	(110)	—
Revenue	(77)	—
Unrealized gains and losses	—	(63)
Other	(32)	—
Total deferred tax liabilities	(1,179)	(106)
Net deferred tax assets	$45	$60

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences.

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $51.6 million and $27.7 million was required as of December 31, 2023 and 2022, respectively for those deferred tax assets that are not expected to provide future tax benefits.

As of December 31, 2023, the Company had available net operating loss carryforwards of $84.8 million for federal income tax purposes, all of which were generated after 2017. The federal net operating loss carryforwards are not subject to expiration.

As of December 31, 2023, the net operating losses for state purposes was $146.5 million and will begin to expire in 2037 if not utilized.

As of December 31, 2023, the net operating losses for Australia purposes was $3.3 million and are not subject to expiration.

As of December 31, 2023, the Company has federal and state income tax credit carryforwards, net of reserves, of $2.2 million and $0.5 million, respectively. The federal credit carryovers begin to expire in 2039 and the state credit carryovers do not expire.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has not completed a study to determine whether any ownership change per the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions, has occurred. Utilization of the Company’s net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding ordinary shares of a company by certain shareholders.

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

The following table reconciles the change in unrecognized tax benefits for the years as follows (in thousands):

	DECEMBER 31,
	2023	2022
Beginning of year	$289	$107
Additions for tax positions related to current year	574	198
Additions for tax positions related to prior years	14	—
Reductions for tax positions related to prior years	—	(16)
End of year	$877	$289

The total unrecognized tax benefits do not impact the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022.

The Company and its subsidiaries are subject to U.S. federal, state and foreign income tax, and in the normal course of business, its income tax returns are subject to examination by the relevant taxing authorities. As of December 31, 2023, the 2018 to 2022 tax years remained subject to examination in the U.S. federal tax and various state tax jurisdictions. The Company is not currently under examination by federal, state, or foreign jurisdictions.

Indefinite Reinvestment of Foreign Earnings

The Company considers the earnings of certain subsidiaries to be indefinitely invested outside the Cayman Islands on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the income taxes and foreign withholding taxes on indefinitely reinvested undistributed earnings of foreign subsidiaries. If the Company decides to repatriate the foreign earnings, it would need to adjust the income tax provision in the period it was determined that the earnings

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

would no longer be indefinitely invested outside the Cayman Islands. The Company’s subsidiaries in the United States do not have undistributed earnings to distribute. As of December 31, 2023, a subsidiary in China has no undistributed earnings.

On December 22, 2017 the legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Internal Revenue Code Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S.-based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a midyear convention. In 2023, the Company has capitalized $58.9 million of research and development costs. After amortization, there remains a future temporary deductible item in the amount of $80.5 million.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	YEAR ENDED
	DECEMBER 31,
	2023	2022
Numerator:
Net loss attributable to ordinary shareholders	$(89,620)	$(51,321)
Accretion of redeemable convertible preferred shares to their redemption value	—	(1,515)
Net loss attributable to ordinary shareholders	$(89,620)	$(52,836)
Denominator:
Weighted-average ordinary shares outstanding	110,263	10,933
Less: weighted-average unvested restricted ordinary shares subject to repurchase	(65)	(1,349)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	110,198	9,584
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.81)	$(5.51)

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	DECEMBER 31,
	2023	2022
Options to purchase ordinary shares	11,899	7,612
Shares committed under ESPP	106	—
Redeemable convertible preferred shares	—	67,018
Ordinary share warrants	—	112
Unvested restricted ordinary share awards	—	327
Total	12,005	75,069

12. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. For the years ended December 31, 2023 and 2022, the Company started to make safe-harbor matching contributions of 100% of each dollar contributed by eligible employees, up to 4% of an employee’s eligible compensation. The Company may also make discretionary contributions to the 401(k) plan. During the years ended December 31, 2023 and 2022, matching contributions were $0.2 million and $0.2 million, respectively.

13. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) is a member of the Company’s board of directors. During the years ended December 31, 2022 and 2021, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the years ended December 31, 2023 and 2022, the Company paid $0.3 million and $0.2 million to Schrödinger, respectively, and had $0.5 million and $0 payable balance to Schrödinger as of December 31, 2023 and 2022, respectively.

Lhotse Collaboration Agreement with Schrödinger

In October 2020, Lhotse Bio, Inc., the Company’s wholly-owned subsidiary (“Lhotse”), entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger, which is one of the Company’s shareholders, to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of December 31, 2023, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of December 31, 2023, no milestone or royalty payments have been paid or accrued.

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of December 31, 2023, the Company has paid to Schrödinger an aggregate of $0.3 million.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by-Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2023, no milestone or royalty payments have been paid or accrued under this agreement.

Purchase of non-voting ordinary shares by BVF

In May 2023, the Company entered into an Exchange Agreement with BVF, who in the aggregate hold more than 5% of the Company’s issued share capital, pursuant to which BVF delivered to the Company, a total of 7,410,518 ordinary shares of the Company, in exchange for the Company’s delivery of 7,410,518 newly designated non-voting ordinary shares, par value $0.0001 per share. The exchange did not result in any change in the aggregate number of outstanding shares of the Company as the exchange was implemented on a one-for-one basis.

On September 29, 2023, the Company entered into a share purchase agreement to issue certain shares to Purchasers, including 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS) to BVF, a more than 5% shareholder of the Company, for aggregate gross proceeds of approximately $30.0 million, in the Private Placement which closed on October 3, 2023.

As of December 31, 2023, all outstanding non-voting ordinary shares were converted into 9,812,438 ordinary shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, which is the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness in internal control over financial reporting, described below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified a material weakness in our internal control over financial reporting that continues to exist as of December 31, 2023 in that we did not design and maintain an effective control environment as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements.

This material weakness did not result in any material misstatements to the consolidated financial statements.

Management’s Plan to Remediate the Remaining Material Weakness

We have taken and will continue to take certain measures to remediate the material weakness that continues to exist as of December 31, 2023 as efficiently and effectively as possible. We have hired additional accounting personnel, including but not limited to the hiring of a senior director of SEC reporting and technical accounting, senior director of financial planning and analysis, director of accounting, senior director of internal controls and senior director of accounting and controller. The material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Remediation of Previously Reported Material Weaknesses

Two material weaknesses reported in the prior year were remediated in 2023. These material weaknesses were as follows:

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

To respond to these material weaknesses, we have hired additional accounting personnel and we have also engaged third-party consultants and advisors to assist us in designing and implementing controls necessary to remediate these material weaknesses, including implementation of key mitigating controls to address key risks. We have properly segregated duties throughout our financial reporting function through hiring additional personnel and also through system changes where applicable. We designed and implemented IT general controls related to change management, user access and computer operations. The new measures have been determined to have operated effectively for a sufficient period of time to conclude that the material weaknesses previously identified have been remediated as of December 31, 2023.

Changes in Internal Controls Over Financial Reporting

Except for the changes in internal control as referenced above for the remediation of previously reported material weaknesses, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2023, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K).

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total ADSs to be Sold	Expiration Date
Xichen Lin, Ph.D., Chief Scientific Officer	Adoption	December 28, 2023	X		106,666	December 15, 2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2024 Annual General Meeting of shareholders (the “Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the Proxy Statement in the section headed “Election of Directors,” “Information Regarding the Board and Corporate Governance,” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.structuretx.com. To the extent required by rules adopted by the SEC, we will promptly disclose future amendments to our Code of Business Conduct and Ethics or waivers of its requirements that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on our website. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the SEC.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement in the sections headed “Executive Compensation” and “Information Regarding the Board and Corporate Governance,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement in the section headed “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in the Proxy Statement in the section headed “Transactions with Related Persons,” and “Information Regarding the Board and Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement in the section headed “Principal Accountant Fees and Services” and is incorporated by reference.

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

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, by and between the registrant and the investors named therein.	S-1	333-269200	4.4	January 12, 2023

4.5	Summary of Rights of Non-Voting Ordinary Shares.	8-K	001-41608	4.1	September 29, 2023

4.6	Description of Securities.	10-K	001-41608	4.5	March 30, 2023

10.1+	Form of Indemnification Agreement between the registrant and each of its executive officers and directors.	S-1	333-269200	10.1	January 12, 2023

10.2+	ShouTi Inc. 2019 Equity Incentive Plan, as amended (including Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder).	S-1	333-269200	10.2	January 12, 2023

10.3+	Structure Therapeutics Inc. 2023 Equity Incentive Plan.	10-K	001-41608	10.3	March 30, 2023

10.4+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (US) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.4	January 12, 2023

10.5+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (Non-Employee Director) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.5	January 12, 2023

10.6+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (PRC) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.6	January 12, 2023

10.7+	Form of Restricted Share Unit Award Grant Notice and Award Agreement (US) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.7	January 12, 2023

10.8+	Form of Restricted Share Unit Award Grant Notice and Award Agreement (PRC) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.8	January 12, 2023

10.9+	Structure Therapeutics Inc. 2023 Employee Share Purchase Plan.	10-K	001-41608	10.9	March 30, 2023

10.10+	Executive Employment Agreement, by and between the registrant and Raymond Stevens, dated May 16, 2019.	S-1	333-269200	10.10	January 12, 2023

10.11+	Executive Employment Agreement by and between the registrant and Jun Yoon, dated May 1, 2019.	S-1	333-269200	10.11	January 12, 2023

10.12+	Amendment to the Executive Employment Agreement by and between the registrant and Jun Yoon.	S-1	333-269200	10.12	January 12, 2023

10.13+	Offer Letter, by and between the registrant and Mark Bach, M.D., dated April 19, 2021.	S-1	333-269200	10.13	January 12, 2023

10.14+	Employment Contract, by and between Shanghai ShouTi Biotechnology Co., Ltd. and Xichen Lin, dated July 22, 2019.	S-1	333-269200	10.15	January 12, 2023

10.15+	Employment Contract, by and between Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated November 1, 2022.	S-1	333-269200	10.16	January 12, 2023

10.16+	Supplemental Agreement, by and among Shanghai Basecamp Biotechnology Co., Ltd., Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated October 31, 2022.	S-1	333-269200	10.17	January 12, 2023

10.17+	Non-Employee Director Compensation Policy.	8-K	001-41608	10.1	August 4, 2023

10.18+	Severance and Change in Control Plan.	S-1	333-269200	10.23	January 12, 2023

10.19*	Collaboration Agreement, by and between Lhotse Bio, Inc. and Schrödinger, LLC, dated October 9, 2020.	S-1	333-269200	10.24	January 12, 2023

10.20	Shanghai Premises Lease Contract, by and between Shanghai ShouTi Biotechnology Co., Ltd. and Shanghai Changtai Business Management Co., Ltd., dated June 22, 2021.	S-1	333-269200	10.25	January 12, 2023
10.21	Exchange Agreement dated May 10, 2023 between the registrant and the investors named therein.	10-Q	001-41608	10.1	May 11, 2023
10.22	Lease Agreement, dated June 29, 2023, by and between the registrant and Shanghai Changtai Business Management Co., Ltd.	8-K	001-41608	10.1	July 6, 2023
10.23	House Leasing Contract, dated June 29, 2023, by and between the Shanghai ShouTi Biotechnology Co., ltd. and Shanghai Chuangzhi Space Entrepreneurship Incubator Management Co., Ltd.	8-K	001-41608	10.2	July 6, 2023
10.24	Sublease, dated June 29, 2023, by and between Structure Therapeutics USA Inc. and Aligos Therapeutics, Inc.	8-K	001-41608	10.3	July 6, 2023
10.25	Share Purchase Agreement, dated as of September 29, 2023, by and among the registrant and the purchasers named therein.	10-Q	001-41608	10.4	November 17, 2023
10.26*	Collaboration Agreement, dated November 7, 2023, by and between Schrödinger, Inc. and Aconcagua Bio, Inc. Schrödinger, Inc. and Aconcagua Bio, Inc.	8-K	001-41608	10.1	November 14, 2023
16.1	Letter from PricewaterhouseCoopers LLP to the SEC, dated June 5, 2023.	8-K	001-41608	16.1	June 5, 2023
21.1	Subsidiaries of the registrant.	S-1	333-275651	21.1	November 17, 2023

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

24.1	Powers of Attorney (included on the signature page).

31.1˄	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2˄	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Incentive Compensation Recoupment Policy.	X
101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

˄ The certifications attached as Exhibits 32.1 and 32.2 accompanying this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 8, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Raymond Stevens, Ph.D.	Chief Executive Officer and Director	March 8, 2024
Raymond Stevens, Ph.D.	(Principal Executive Officer)

/s/ Jun Yoon	Chief Financial Officer and Director	March 8, 2024
Jun Yoon	(Principal Financial and Accounting Officer)

/s/ Daniel Welch	Chairman	March 8, 2024
Daniel Welch

/s/ Eric Dobmeier	Director	March 8, 2024
Eric Dobmeier

/s/ Ramy Farid, Ph.D.	Director	March 8, 2024
Ramy Farid, Ph.D.

/s/ Ted W. Love, M.D.	Director	March 8, 2024
Ted W. Love, M.D.

/s/ Sharon Tetlow	Director	March 8, 2024
Sharon Tetlow

/s/ Joanne Waldstreicher, M.D.	Director	March 8, 2024
Joanne Waldstreicher, M.D.