Form 10-Q
period 2024-03-31
Structure Therapeutics Inc.
filed 2024-05-09
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of April 30, 2024, was 139,863,370, of which 129,951,579 ordinary shares were held in the form of ADSs.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$97,832	$129,792
Short-term investments	338,617	337,531
Prepaid expenses and other current assets	12,911	6,285
Total current assets	449,360	473,608
Property and equipment, net	3,120	3,228
Operating right-of-use assets	4,698	5,136
Other non-current assets	47	45
Total assets	$457,225	$482,017
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,538	$4,742
Accrued expenses and other current liabilities	15,448	18,558
Operating lease liabilities, current portion	1,600	1,440
Total current liabilities	23,586	24,740
Operating lease liabilities, net of current portion	3,525	4,013
Other non-current liabilities	296	298
Total liabilities	27,407	29,051
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 90,188 and 90,188 shares authorized as of March 31, 2024 and December 31, 2023, respectively	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of March 31, 2024 and December 31, 2023; 139,855 and 139,220 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	662,502	659,003
Accumulated other comprehensive (loss) income	(90)	521
Accumulated deficit	(232,608)	(206,572)
Total shareholders’ equity	429,818	452,966
Total liabilities and shareholders’ equity	$457,225	$482,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Operating expenses:
Research and development	$20,679	$13,135
General and administrative	11,336	6,514
Total operating expenses	32,015	19,649
Loss from operations	(32,015)	(19,649)
Interest and other income (expense), net	6,008	1,699
Loss before provision for income taxes	(26,007)	(17,950)
Provision for income taxes	29	25
Net loss attributable to ordinary shareholders	$(26,036)	$(17,975)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.19)	$(0.25)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	139,710	71,655
Other comprehensive loss:
Unrealized (loss) gain on investments, net	(611)	257
Total other comprehensive (loss) income	(611)	257
Comprehensive loss	$(26,647)	$(17,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2023	139,220	$14	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon exercise of vested share options	635	—	755	—	—	755
Share-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on investments, net	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	(26,036)	(26,036)
Balance at March 31, 2024	139,855	$14	$662,502	$(90)	$(232,608)	$429,818

												ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	—	—	—	—	—	—	—	114,730	11	371,120	147	(134,927)	236,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(26,036)	$(17,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,744	2,533
Depreciation expense	222	70
Non-cash lease expense	438	84
Accretion of net investment discounts	(3,277)	(346)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,626)	(3,045)
Other non-current assets	(2)	(59)
Accounts payable	1,819	(923)
Accrued expenses and other current liabilities	(3,034)	(555)
Operating lease liabilities	(328)	(92)
Net cash used in operating activities	(34,080)	(20,308)
Cash flows from investing activities
Purchases of short-term investments	(31,920)	(190,096)
Maturities of short-term investments	33,500	141,080
Purchases of property and equipment	(162)	—
Net cash provided by (used in) investing activities	1,418	(49,016)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discount and commissions	—	172,296
Payments of offering costs	(53)	(2,601)
Proceeds from exercise of share options	755	31
Net cash provided by financing activities	702	169,726
Net change in cash and cash equivalents	(31,960)	100,402
Cash and cash equivalents
Beginning of the period	129,792	26,091
End of the period	$97,832	$126,493
Supplemental disclosures of noncash investing and financing activities
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$—	$199,975
Offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$416

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

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $232.6 million as of March 31, 2024. Prior to completion of its IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million after deducting placement agent fees and other private placement expenses.

As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of $436.4 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impact of Geopolitical and Macroeconomic Factors

There may be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, inflation, supply chain issues, rising interest rates, future bank failures, increased geopolitical tensions between the U.S. and China and the impact of the Russia/Ukraine conflict and the Israel-Hamas war. No adjustments have been made to these condensed consolidated financial statements as a result of these uncertainties.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024 and condensed consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO and Private Placements, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

written off to general and administrative expenses. Upon closing the IPO and Private Placement, all deferred offering costs were charged against the proceeds from the IPO and Private Placement and recorded in shareholders’ equity as a reduction of additional paid-in capital. As of March 31, 2024, there were no deferred offering costs recorded on the condensed consolidated balance sheets.

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the unvested restricted share units, ordinary shares committed under the employee share purchase plan and share options are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per ordinary share is the same as basic net loss per ordinary share for those periods.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2024	2023
Laboratory equipment	$2,023	$1,960
Furniture and fixtures	249	243
Computer equipment and software	354	309
Leasehold improvements	1,360	1,360
	$3,986	$3,872
Less: Accumulated depreciation	(866)	(644)
Property and equipment, net	$3,120	$3,228

Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2024	2023
Accrued compensation	$2,045	$4,325
Accrued research and development expenses	3,285	4,719
Accrued clinical expenses	4,971	5,412
Accrued professional services	3,698	2,633
Income tax and VAT payable	297	356
Accrued other liabilities	1,152	1,113
Total accrued expenses and other current liabilities	$15,448	$18,558

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	MARCH 31,				DECEMBER 31,
	2024				2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$88,625	$—	$—	$88,625	$124,443	$—	$—	$124,443
Cash equivalents	88,625	—	—	88,625	124,443	—	—	124,443

U.S. government bonds	71,029	—	—	71,029	84,935	—	—	84,935
U.S. government agency bonds	—	78,587	—	78,587	—	82,340	—	82,340
Corporate debt securities	—	189,001	—	189,001	—	170,256	—	170,256
Short-term investments	71,029	267,588	—	338,617	84,935	252,596	—	337,531
Total fair value of financial assets	$159,654	$267,588	$—	$427,242	$209,378	$252,596	$—	$461,974

	MARCH 31,				DECEMBER 31,
	2024				2023
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$88,625	$—	$—	$88,625	$124,443	$—	$—	$124,443
Cash equivalents	88,625	—	—	88,625	124,443	—	—	124,443

U.S. government bonds	71,055	(43)	17	71,029	84,783	(35)	187	84,935
U.S. government agency bonds	78,597	(30)	20	78,587	82,185	(16)	171	82,340
Corporate debt securities	189,055	(99)	45	189,001	170,042	(39)	253	170,256
Short-term investments	338,707	(172)	82	338,617	337,010	(90)	611	337,531
Total fair value of financial assets	$427,332	$(172)	$82	$427,242	$461,453	$(90)	$611	$461,974

As of March 31, 2024 and December 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three months ended March 31, 2024 and 2023. Contractual maturities of short-term investments are generally not more than one year.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either March 31, 2024 or December 31, 2023, and no impairment losses were recognized for the three months ended March 31, 2024 and 2023.

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

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of March 31, 2024 and December 31, 2023, the Company had asset retirement obligations of $0.3 million and $0.3 million, respectively, which are recorded in other non-current liabilities on the condensed consolidated balance sheets.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The maturities of operating lease liabilities as of March 31, 2024, were as follows (in thousands):

MARCH 31,
2024
2024 (remaining nine months)	$1,436
2025	1,968
2026	1,921
2027	382
Total undiscounted lease payments	5,707
Less: imputed interest	582
Total operating lease liability	5,125
Less: current portion	1,600
Operating lease liability, net of current portion	$3,525

Operating lease cost was $0.6 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, including $0.2 million and $0.2 million short-term lease costs for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted average remaining lease term was 3.0 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.5%. During the three months ended March 31, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $0.3 million and $0.1 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of March 31, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Redeemable Convertible Preferred Shares

Under the Company’s Memorandum and Articles of Association, as amended, prior to the IPO, the Company’s redeemable convertible preferred shares were issuable in series. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ordinary shares on a one-for-one basis. There were no issued and outstanding redeemable convertible preferred shares as of March 31, 2024 and December 31, 2023.

7. Shareholders’ Equity

As of March 31, 2024, the Company’s Memorandum and Articles of Association, as amended, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, of which 9,812,438 shares have been designated as non-voting ordinary shares and 90,187,562 remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s Articles of Association.

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

In May 2023, the Company entered into an Exchange Agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P. (collectively referred to as “BVF”), who in the aggregate held at the time of the transaction more than 5% of the Company’s issued share capital, pursuant to which BVF delivered to the Company, a total of 7,410,518 ordinary shares of the Company, in exchange for the Company’s delivery of 7,410,518 newly designated non-voting ordinary shares, par value $0.0001 per share. The exchange did not result in any change in the aggregate number of outstanding shares of the Company as the exchange was implemented on a one-for-one basis.

In September 2023, the Company entered into a share purchase agreement to issue certain shares to purchasers, including 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS) in the Private Placement which closed on October 3, 2023.

As of December 31, 2023, all outstanding non-voting ordinary shares had been converted into 9,812,438 ordinary shares.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, no dividends on ordinary shares had been declared by the board of directors.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options

A summary of shares available for grant is set forth below (in thousands):

SHARES
AVAILABLE
FOR GRANT
Balance as of December 31, 2023	8,192
Authorized	5,569
Granted/Awarded	(3,000)
Cancelled	1,258
Balance as of March 31, 2024	12,019

A summary of share option activity is set forth below (in thousands except per share amounts and years):

	OUTSTANDING AWARDS
			WEIGHTED-
	NUMBER OF		AVERAGE
	SHARES	WEIGHTED-	REMAINING
	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2023	11,899	3.94	8.27	117,093
Granted	2,055	12.36
Exercised	(635)	1.19
Forfeited	(1,258)	5.21
As of March 31, 2024	12,061	5.38	8.30	109,571
Exercisable at March 31, 2024	5,213	2.17	7.41	63,171
Vested and expected to vest at March 31, 2024	12,061	5.38	8.30	109,571

The total fair value of options that vested during the three months ended March 31, 2024 and 2023 was $5.8 million and $1.3 million, respectively.

Employee Share Purchase Plan

In February 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company allows eligible employees to purchase shares of the Company’s ordinary shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of the ordinary shares as of the first date of each offering period or the ending date of each purchase period. Each offering period is typically 24 months consisting of four purchase periods of six months. There were 1,000,000 ordinary shares initially reserved for issuance under the ESPP. In January 2024, the number of ordinary shares available for issuance under the ESPP was increased by 1,392,210 shares as a result of the automatic increase provision in the ESPP.

The offering period and purchase periods are determined by the board of directors. The first offering period for approximately 24 months was initiated during the fourth quarter of 2023 and consists of four purchase periods or approximately six months. As of March 31, 2024, 2,392,210 shares under the ESPP remain available for purchase.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Share Units

A summary of restricted share unit activity is set forth below (in thousands except per share amounts):

WEIGHTED-
	NUMBER OF	AVERAGE
	UNITS	GRANT DATE
	OUTSTANDING	FAIR VALUE
Outstanding, December 31, 2023	—
Granted (including performance-based restricted share units)	945	$11.75
Forfeited	—
Outstanding, March 31, 2024	945	$11.75

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees, none of which vested during the three months ended March 31, 2024. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestones is considered probable. The expense to be recognized for these awards is based on the grant date fair value of the Company’s ordinary shares multiplied by the number of units granted, which resulted in an aggregate fair value of approximately $4.5 million. The achievement of performance milestones was not probable as of March 31, 2024. As such, no share-based compensation expense has been recognized for performance-based restricted share units during the three months ended March 31, 2024.

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Research and development	$1,223	$1,592
General and administrative	1,521	941
Total share-based compensation	$2,744	$2,533

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Share options and restricted share units	$2,587	$2,533
ESPP	157	—
Total share-based compensation	$2,744	$2,533

As of March 31, 2024, the total unrecognized share-based compensation expense related to unvested share options and restricted share units was $51.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2024, the total unrecognized share-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Options

In February 2023, the Company’s board of directors approved the grant of performance share options for 1,200,000 ordinary shares, which were granted under the 2023 Equity Incentive Plan. Each share option would vest over four years, subject to the achievement of certain clinical milestones as determined by the Company’s compensation committee in the first year following the grant, and subject to the employees’ continuous service through each vesting date. The performance milestones were not achieved in the first year following the grant, and the performance share options were cancelled in February 2024. As such, no share-based compensation expense has been or will be recognized for such performance share options.

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

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Numerator:
Net loss attributable to ordinary shareholders	$(26,036)	$(17,975)
Denominator:
Weighted-average ordinary shares outstanding	139,710	71,894
Less: weighted-average unvested restricted ordinary shares subject to repurchase	—	(239)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	139,710	71,655
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.19)	$(0.25)

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	MARCH 31,
	2024	2023
Options to purchase ordinary shares	12,061	11,954
Unvested restricted share units	945	—
Shares committed under ESPP	106	—
Unvested restricted ordinary share awards	—	82
Total	13,112	12,036

9. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) is a member of the Company’s board of directors. During the three months ended March 31, 2024 and 2023, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the three months ended March 31, 2024 and 2023, the Company paid $1.0 million and $0 to Schrödinger, respectively, and had a payable balance of $0.3 million and $0.5 million to Schrödinger as of March 31, 2024 and December 31, 2023, respectively.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of March 31, 2024, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of March 31, 2024, no milestone or royalty payments have been paid or accrued.

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of March 31, 2024, the Company has paid to Schrödinger an aggregate of $1.2 million.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of March 31, 2024, no milestone or royalty payments have been paid or accrued under this agreement.

Purchase of non-voting ordinary shares by BVF

In May 2023, the Company entered into an Exchange Agreement with BVF, who in the aggregate held at the time of the transaction more than 5% of the Company’s issued share capital, pursuant to which BVF delivered to the Company, a total of 7,410,518 ordinary shares of the Company, in exchange for the Company’s delivery of 7,410,518 newly designated non-voting ordinary shares, par value $0.0001 per share. The exchange did not result in any change in the aggregate number of outstanding shares of the Company as the exchange was implemented on a one-for-one basis.

On September 29, 2023, the Company entered into a share purchase agreement to issue certain shares to Purchasers, including 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS) to BVF, for aggregate gross proceeds of approximately $30.0 million, in the Private Placement which closed on October 3, 2023.

As of December 31, 2023, all outstanding non-voting ordinary shares were converted into 9,812,438 ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II. Item 1A. and those discussed in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024.

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

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated glucagon-like-peptide-1 receptor (“GLP-1R”) for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose-dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study of GSBR-1290 in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from a Japanese ethno-bridging study of GSBR-1290. These data demonstrated that GSBR-1290 was generally well-tolerated, with no treatment-related SAEs over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. GSBR-1290 also showed significant reduction in weight in the obesity cohort at 8 weeks, and significant reductions in hemoglobin A1c (“HbA1c”) and weight in the T2DM cohort. We expect to report the full 12-week Phase 2a obesity data in June 2024 with additional 24 participant data. In preparation for later stage clinical trials, the Company is conducting a formulation bridging and titration study to evaluate capsule versus tablet pharmacokinetics (“PK”) and explore different titration regimens of GSBR-1290. High level PK study results are expected in June 2024. We expect to initiate global Phase 2b study for obesity in the fourth quarter of 2024. A Phase 2 study in T2DM is also planned for the second half of 2024.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $26.0 million and $18.0 million in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $232.6 million. Historically, we have financed our operations primarily through the private placement of equity securities. In February 2023, we completed our IPO of our American depositary shares (“ADSs”), in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28,

2023. We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses.

As of March 31, 2024, we have cash, cash equivalents and short-term investments of $436.4 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations through at least 2026. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war for the three months ended March 31, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Israel-Hamas war, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of March 31, 2024, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by- Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by- Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of March 31, 2024, no milestone or royalty payments have been paid or accrued.

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of March 31, 2024, we have paid to Schrödinger an aggregate of $1.2 million. If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of March 31, 2024, no milestone or royalty payments have been paid or accrued.

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

We are focusing substantially all of our resources on the development of our product candidates and the discovery of new product candidates through our structure-based drug discovery platform. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our clinical trials and preclinical studies and other research and development activities;
●	the impact of data collection omissions at any of our clinical sites;
●	the phases of development of our product candidates;
●	the number of trials required for approval;

●	the number of sites included in our trials;
●	the countries in which our trials are conducted;
●	per subject trial costs;
●	uncertainties in clinical trial enrollment rates or design and drop-out/discontinuation rates;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals;
●	the FDA’s, or other regulatory authority’s influence on clinical trial design;
●	making arrangements with third-party contract research organizations (“CROs”);
●	the cost and timing of manufacturing our product candidates;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others;
●	the extent to which we establish additional strategic arrangements;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
●	retention of key research and development personnel.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Operating expenses:
Research and development	$20,679	$13,135
General and administrative	11,336	6,514
Total operating expenses	32,015	19,649
Loss from operations	(32,015)	(19,649)
Interest and other income (expense), net	6,008	1,699
Loss before provision for income taxes	(26,007)	(17,950)
Provision for income taxes	29	25
Net loss	$(26,036)	$(17,975)

Research and Development Expenses

Research and development expenses increased by $7.6 million, or 57%, to $20.7 million during the three months ended March 31, 2024, compared to $13.1 million during the three months ended March 31, 2023. The increase in research and development expenses was primarily due to the advancement of our GLP-1R franchise and other research programs, clinical study activities and increases related to employee expenses, primarily due to an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Product candidate:
ANPA‑0073	$1,114	$548
GSBR‑1290	9,535	7,871
LTSE‑2578	2,162	922
Other	7,868	3,794
Total research and development expenses	$20,679	$13,135

General and Administrative Expenses

General and administrative expenses increased by $4.8 million, or 74%, to $11.3 million during the three months ended March 31, 2024, compared to $6.5 million during the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to increases in professional services and employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $4.3 million to an income of $6.0 million during the three months ended March 31, 2024, compared to an income of $1.7 million during the three months ended March 31, 2023. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In February 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $436.4 million and an accumulated deficit of $232.6 million.

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $26.0 million and $18.0 million in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $232.6 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $436.4 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(34,080)	$(20,308)
Investing activities	1,418	(49,016)
Financing activities	702	169,726
Net (decrease) increase in cash and cash equivalents	$(31,960)	$100,402

Cash Flows Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $34.1 million, consisting of a net loss of $26.0 million and an increase in net operating assets of $8.2 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. The increase in net operating assets was primarily due to an increase in prepaid expenses and other current assets and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

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

Cash Flows Provided by (Used in) Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $1.4 million, consisting primarily of net maturities of short-term investments.

During the three months ended March 31, 2023, net cash used in investing activities was $49.0 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $0.7 million, consisting primarily of proceeds from exercise of share options.

During the three months ended March 31, 2023, net cash provided by financing activities was $169.7 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, partially offset by payment of deferred offering costs of $2.6 million.

Contractual Obligations

As of March 31, 2024, our contractual obligations consist of facilities lease payments totaling $5.7 million, with $2.0 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements for additional information.

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

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified a material weakness in our internal control over financial reporting that continues to exist as of March 31, 2024 in that we did not design and maintain an effective control environment as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements.

This material weakness did not result in any material misstatements to the consolidated financial statements.

Management’s Plan to Remediate the Material Weakness

We have taken and will continue to take certain measures to remediate the material weakness that continues to exist as of March 31, 2024 as efficiently and effectively as possible. We have hired additional accounting personnel, including but not limited to the hiring of a senior director of SEC reporting and technical accounting, senior director of financial planning and analysis, director of accounting, senior director of internal controls and senior director of accounting and controller. The material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our first quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical trials, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Further, GSBR-1290, our product candidate for T2DM and obesity, and ANPA-0073, our product candidate for idiopathic pulmonary fibrosis (“IPF”), are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $26.0 million and $89.6 million for the three months ended March 31, 2024 and year ended December 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $232.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2026. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We are in the early stages of our development efforts and have two product candidates, GSBR-1290 and ANPA-0073, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. We also initiated the dosing of the Phase 2a study in May 2023. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss up to 4.9% placebo-adjusted, supporting once-daily dosing. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023, in which GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no AE-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in HbA1c and weight at 12 weeks in T2DM. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks. We expect to report the full 12-week obesity data in June 2024. We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. We expect data from a formulation bridging study to evaluate a tablet formulation of GSBR-1290 in June 2024. Pending supportive data from this bridging study, the tablet formulation would be used in future GSBR-1290 studies starting with the Phase 2b study for obesity which we expect to initiate in the fourth quarter of 2024 and an additional Phase 2 study for T2DM, which we expect to initiate in the second half of 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. We expect to conduct additional preclinical studies of ANPA-0073 for its effects in selective weight loss. Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we are required to complete prior to submitting an investigational new drug application (“IND”) and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, in December 2023, we reported topline and interim data from our 12-week Phase 2a clinical trial, which focused on safety and tolerability of GSBR-1290 in a total of 94 participants, including 60 participants randomized to GSBR-1290. The results showed GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no adverse event-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in hemoglobin A1c and weight at 12 weeks in T2DM. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reduction in weight at 8 weeks. Due to the preliminary nature of these results and the length of the study and sample size, these results are not necessarily indicative of the final results for our clinical trials for GSBR-1290. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

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

Clinical trials may not be conducted as planned or completed on schedule, if at all. For example, in September 2023 we reported that a data collection omission had occurred at a clinical site that impacted the obesity cohort (120 mg dose level) of the Phase 2a study for GSBR-1290, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Other safety and laboratory assessments were measured at all visits, including the week 12 visit as per protocol. We have completed the enrollment of additional participants in the Phase 2a obesity cohort to replace those for whom 12-week weight data was not collected. The replacement participants will follow the same study protocol, without changes in the titration schema or target dose (120 mg at once-daily dosing). However, as a result of this data collection omission, we reported interim Phase 2a obesity cohort data in December 2023, and we expect to report the full 12-week obesity data June 2024.

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with applicable regulatory authorities on trial design or implementation;
●	delays in obtaining regulatory authorization to commence a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective CROs, other vendors, or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors and trial sites;
●	delays in obtaining approval from one or more institutional review boards (“IRB”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
●	delays in recruiting suitable patients to participate in our ongoing and planned clinical trials;
●	changes to the clinical trial protocol;
●	clinical sites deviating from trial protocol such as the data collection omission we experienced at a clinical site as discussed above or dropping out of a trial;
●	delays in manufacturing sufficient quantities of our product candidates for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	participants choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue a clinical trial;
●	occurrence of AEs or SAEs associated with the product candidate that are viewed to outweigh its potential benefits;

●	occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
●	imposition of a temporary or permanent clinical hold by regulatory authorities;
●	selection of clinical trial end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	clinical trials producing negative or inconclusive results;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or applicable foreign authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or contamination or cross-contaminations of product candidates in the manufacturing process;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol or other regulatory requirements or committing fraud; or
●	changes in regulatory requirements, guidance, or feedback from regulatory agencies that require amending or submitting new clinical protocols or otherwise modifying the design of our clinical trials.

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

In addition, if any of our product candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt a risk evaluation and mitigation strategy (“REMS”), to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. For example, the FDA has required that the product labels of approved drugs targeting GLP-1R include a black box warning related to the risk of thyroid C-cell tumors based on rodent carcinogenicity studies. While we have not yet conducted carcinogenicity studies for GSBR-1290, because it also targets GLP-1R, it is possible that absent compelling data to the contrary, the FDA and applicable foreign authorities will similarly require a black box warning for GSBR-1290 if it is approved for marketing. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several other potentially significant negative consequences could result, including:

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market GSBR-1290, ANPA-0073 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We completed a Phase 1 SAD study for GSBR-1290 in healthy volunteers in September 2022. We reported topline data for the Phase 1b MAD study in September 2023. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks. We expect to report the full 12-week obesity data in June 2024. We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. The additional formulation bridging study to evaluate a tablet formulation of GSBR-1290 is expected to be completed in June 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had no interactions with the FDA or applicable foreign authorities and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for our product candidates are currently provided by a single-source supplier, WuXi STA, and we expect to rely on this supplier for the foreseeable future. However, certain Chinese biotechnology companies and contract manufacturing organizations (“CMOs”) may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our active pharmaceutical ingredients and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

We and our CROs will be required to comply with the good laboratory practices (“GLPs”), and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical trials before approving our marketing applications. For example, in September 2023 we announced that topline data from the obesity cohort of our Phase 2a trial of GSBR-1290 would be delayed because of a data collection omission by a clinical site, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. We expect to report the full 12-week obesity data in June 2024. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical trials, which would delay the marketing approval process.

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

We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, Qilu Regor Therapeutics Inc., AstraZeneca/Eccogene and Carmot Therapeutics, Inc. (which was acquired by Roche Group in January 2024). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, and Sanofi. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Boehringer Ingelheim, Altimmune, Inc., Carmot Therapeutics, Inc., Sciwind Biosciences Co., Ltd., Novo Nordisk, Viking Therapeutics, Amgen, Zealand Pharma, D&D Pharmatech, GMAX Biopharma and Jiangsu Hengrui. Additionally, we are aware of APJR targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and BMS have APJR targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics plc, which was recently acquired by Amgen, and DJS Antibodies Ltd; myelin restoration and neuroinflammation by Pipeline Therapeutics.

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

As of March 31, 2024, we had 111 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

We are increasingly dependent on information technology systems and infrastructure, including mobile and third-party, cloud-based technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our sensitive information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on or transmitted between those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external exploits of our technology environment, including by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Further, due to the COVID-19 pandemic, we enabled all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Cyberattacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, supply chain attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Data security incidents and other inappropriate or unauthorized access can also be difficult to detect, can result from the intentional or inadvertent actions or inactions of those with authorized access to our network and any delay in identifying them may lead to increased harm. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the European Economic Area (“EEA”) and United Kingdom (“UK”) to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Recently, however, the UK has implemented an International Data Transfer Agreement/Addendum and the EU-U.S. Data Privacy Framework has been introduced, (the latter of which allows for transfers of personal data for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), but these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Compliance with China’s current Data Security Law, Cyber Security Law, Cybersecurity Review Measures, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme on cyber security and any other future laws and regulations may entail significant expenses and could affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s current Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress (“SCNPC”) in November 2016 and came into effect in June 2017, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in June 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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

Furthermore, on February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future issuances of our equity securities to foreign investors. For more details, see the Part I. Item 1. “Business—Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China” of our Annual Report.

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

Our Chinese subsidiaries’ ability to obtain currency exchange is subject to certain foreign exchange regulations and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the State Administration of Foreign Exchange (“SAFE”). In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local branch of SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with the State Administration for Market Regulation or its local branch, reporting of foreign investment information with the Ministry of Commerce of the People’s Republic of China, or its local branch or registration with other governmental authorities in China.

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

In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties. Hence, our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed in a manner consistent with the best interests of our business. Even if patents are issued in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. Further, we may have limited control over these activities or any other intellectual property that may be in-

licensed. For example, we cannot be certain that such activities by licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves. In the event our licensors fail to adequately pursue and maintain patent protection for patents and applications they control, and to timely cede control of such prosecution to us, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We have identified material weaknesses in our internal control over financial reporting in the past, one of which has not been remediated and continues to exist as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which continues to exist as of March 31, 2024 is that we did not design and maintain an effective control environment commensurate with our financial reporting requirements as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

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

As of March 31, 2024, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 34% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In October 2023, we completed our Private Placement for aggregate gross proceeds of approximately $300 million before deducting placement agent fees and other private placement expenses. An aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares were issued pursuant to the Purchase Agreement. Each holder of the non-voting ordinary shares had the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations. The purchase price was $12.49 per share (or the equivalent of $37.47 per ADS), which represents the ADS closing price on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement on September 29, 2023. In December 2023, all outstanding non-voting ordinary shares had been converted into ordinary shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company as discussed below, we will not be required to include an attestation report on internal controls over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, we will be engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal controls over financial reporting is effective as required by Section 404.

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

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management has in the past and may in the future identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. For example, we have identified material weaknesses in our internal control over financial reporting in the past, one of which has not been remediated and continues to exist as of March 31, 2024. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended March 31, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, by and between the registrant and the investors named therein.	S-1	333-269200	4.4	January 12, 2023

10.1+*	Executive Employment Agreement, dated July 22, 2022, by and between the registrant and Xichen Lin.					X

10.2+	Amended Non-Employee Director Compensation Policy.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Indicates management contract or compensatory plan.

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

Date: May 9, 2024

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)