Form 10-Q
period 2024-06-30
Structure Therapeutics Inc.
filed 2024-08-08
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of July 31, 2024, was 171,589,561, of which 162,232,770 ordinary shares were held in the form of ADSs.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have three product candidates, GSBR-1290, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical trials and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.

◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical trials or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for GSBR-1290, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (together with its affiliates, “Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$381,627	$129,792
Short-term investments	545,492	337,531
Prepaid expenses and other current assets	10,502	6,285
Total current assets	937,621	473,608
Property and equipment, net	3,315	3,228
Operating right-of-use assets	4,267	5,136
Other non-current assets	1,826	45
Total assets	$947,029	$482,017
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,209	$4,742
Accrued expenses and other current liabilities	18,821	18,558
Operating lease liabilities, current portion	1,629	1,440
Total current liabilities	22,659	24,740
Operating lease liabilities, net of current portion	3,045	4,013
Other non-current liabilities	293	298
Total liabilities	25,997	29,051
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of June 30, 2024 and December 31, 2023	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of June 30, 2024 and December 31, 2023; 171,589 and 139,220 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	17	14
Additional paid-in capital	1,180,144	659,003
Accumulated other comprehensive (loss) income	(487)	521
Accumulated deficit	(258,642)	(206,572)
Total shareholders’ equity	921,032	452,966
Total liabilities and shareholders’ equity	$947,029	$482,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$22,050	$19,411	$42,729	$32,546
General and administrative	11,266	6,576	22,602	13,090
Total operating expenses	33,316	25,987	65,331	45,636
Loss from operations	(33,316)	(25,987)	(65,331)	(45,636)
Interest and other income, net	7,335	2,825	13,343	4,524
Loss before provision for income taxes	(25,981)	(23,162)	(51,988)	(41,112)
Provision for income taxes	53	118	82	143
Net loss attributable to ordinary shareholders	$(26,034)	$(23,280)	$(52,070)	$(41,255)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.18)	$(0.20)	$(0.36)	$(0.44)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	148,239	114,759	143,975	93,325
Other comprehensive loss:
Unrealized loss on investments, net	(397)	(537)	(1,008)	(280)
Total other comprehensive loss	(397)	(537)	(1,008)	(280)
Comprehensive loss	$(26,431)	$(23,817)	$(53,078)	$(41,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2023	139,220	$14	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon exercise of vested share options	635	—	755	—	—	755
Share-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on investments, net	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	(26,036)	(26,036)
Balance at March 31, 2024	139,855	14	662,502	(90)	(232,608)	429,818
Issuance of ordinary shares upon Follow-On Offering, net of issuance costs and underwriting discounts of $34,688	31,281	3	512,727	—	—	512,730
Issuance of ordinary shares upon exercise of vested share options	427	—	478	—	—	478
Issuance of ordinary shares pursuant to employee share purchase plan	26	—	241	—	—	241
Share-based compensation expense	—	—	4,196	—	—	4,196
Unrealized loss on investments, net	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(26,034)	(26,034)
Balance at June 30, 2024	171,589	$17	$1,180,144	$(487)	$(258,642)	$921,032

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discounts of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	—	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	—	—	—	—	—	—	—	114,730	11	—	—	371,120	147	(134,927)	236,351
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	68	—	—	—	179	—	—	179
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,702	—	—	1,702
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,280)	(23,280)
Balance at June 30, 2023	—	$—	—	$—	—	$—	—	$—	107,387	$10	7,411	$1	$373,001	$(390)	$(158,207)	$214,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(52,070)	$(41,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,940	4,235
Depreciation expense	454	144
Non-cash lease expense	869	172
Accretion of net investment discounts	(6,461)	(1,990)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,217)	(1,387)
Other non-current assets	(1,781)	22
Accounts payable	(2,571)	122
Accrued expenses and other current liabilities	(857)	2,922
Operating lease liabilities	(779)	(187)
Net cash used in operating activities	(60,473)	(37,202)
Cash flows from investing activities
Purchases of short-term investments	(315,508)	(165,836)
Maturities of short-term investments	113,000	48,300
Purchases of property and equipment	(589)	(191)
Net cash used in investing activities	(203,097)	(117,727)
Cash flows from financing activities
Proceeds from issuance of ordinary shares in Follow-On Offering, net of underwriting discounts and commissions	514,573	—
Proceeds from issuance of ordinary shares in initial public offering, net of underwriting discounts and commissions	—	172,296
Payments of offering costs	(642)	(3,077)
Proceeds from issuance of ordinary shares under employee share purchase plan	241	—
Proceeds from exercise of share options	1,233	210
Net cash provided by financing activities	515,405	169,429
Net change in cash and cash equivalents	251,835	14,500
Cash and cash equivalents
Beginning of the period	129,792	26,091
End of the period	$381,627	$40,591
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$1,254	$—
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$—	$199,975
Exchange of ordinary shares to non-voting ordinary shares	$—	$1

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

Follow-On Offering

On June 5, 2024, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Leerink Partners LLC, as representatives of the underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company proposed to issue and sell to the Underwriters an aggregate of 9,066,972 ADSs, each representing three ordinary shares of the Company, and granted the underwriters an option (the “Underwriters’ Option”) to purchase up to an aggregate of 1,360,045 additional ADSs (the “Follow-On Offering”). The Follow-On Offering closed on June 7, 2024, at which time the Company issued 10,427,017 ADSs, including the issuance of 1,360,045 ADSs in connection with the full exercise of the Underwriters’ Option, at a price of $52.50 per ADS. The net proceeds from the Follow-On Offering were approximately $512.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $258.6 million as of June 30, 2024. Prior to completion of its IPO,

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million after deducting placement agent fees and other private placement expenses. In June 2024, the Company closed its Follow-On Offering, including the full exercise of the Underwriters’ Option, for net proceeds of approximately $512.7 million, after deducting underwriting discounts and commissions and estimated offering costs.

As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $927.1 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024 and condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023 and condensed consolidated cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting periods. Such estimates include lease liability, accruals for research and development activities, share-based compensation and certain other accrued liabilities. Actual results could differ from those estimates.

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

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, Private Placement and Follow-On Offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the equity financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO, Private Placement and Follow-On Offering, all deferred offering costs were charged against the proceeds from the IPO, Private Placement and Follow-On Offering and recorded in shareholders’ equity as a reduction of additional paid-in capital. As of June 30, 2024, there were no deferred offering costs recorded on the condensed consolidated balance sheets.

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

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2024	2023
Laboratory equipment	$2,323	$1,960
Furniture and fixtures	249	243
Computer equipment and software	481	309
Leasehold improvements	1,360	1,360
	$4,413	$3,872
Less: Accumulated depreciation	(1,098)	(644)
Property and equipment, net	$3,315	$3,228

Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2024	2023
Accrued compensation	$4,005	$4,325
Accrued research and development expenses	3,143	4,719
Accrued clinical expenses	4,167	5,412
Accrued professional services	4,157	2,633
Income tax and VAT payable	41	356
Accrued other liabilities	3,308	1,113
Total accrued expenses and other current liabilities	$18,821	$18,558

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	JUNE 30,				DECEMBER 31,
	2024				2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$372,845	$—	$—	$372,845	$124,443	$—	$—	$124,443
Cash equivalents	372,845	—	—	372,845	124,443	—	—	124,443

U.S. government bonds	232,451	—	—	232,451	84,935	—	—	84,935
U.S. government agency bonds	—	65,297	—	65,297	—	82,340	—	82,340
Corporate debt securities	—	247,744	—	247,744	—	170,256	—	170,256
Short-term investments	232,451	313,041	—	545,492	84,935	252,596	—	337,531
Total fair value of financial assets	$605,296	$313,041	$—	$918,337	$209,378	$252,596	$—	$461,974

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	JUNE 30,				DECEMBER 31,
	2024				2023
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$372,845	$—	$—	$372,845	$124,443	$—	$—	$124,443
Cash equivalents	372,845	—	—	372,845	124,443	—	—	124,443

U.S. government bonds	232,554	(112)	9	232,451	84,783	(35)	187	84,935
U.S. government agency bonds	65,338	(41)	—	65,297	82,185	(16)	171	82,340
Corporate debt securities	248,087	(351)	8	247,744	170,042	(39)	253	170,256
Short-term investments	545,979	(504)	17	545,492	337,010	(90)	611	337,531
Total fair value of financial assets	$918,824	$(504)	$17	$918,337	$461,453	$(90)	$611	$461,974

As of June 30, 2024 and December 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and six months ended June 30, 2024 and 2023. Contractual maturities of short-term investments are generally not more than one year. As of June 30, 2024, the remaining contractual maturities of $450.5 million of investments were within one year and $95.0 million of investments were after one year through two years.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either June 30, 2024 or December 31, 2023, and no impairment losses were recognized for the three and six months ended June 30, 2024 and 2023.

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

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of June 30, 2024 and December 31, 2023, the Company had asset retirement obligations of $0.3 million and $0.3 million,

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, which are recorded in other non-current liabilities on the condensed consolidated balance sheets.

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

The maturities of operating lease liabilities as of June 30, 2024, were as follows (in thousands):

JUNE 30,
2024
2024 (remaining six months)	$958
2025	1,933
2026	1,888
2027	381
Total undiscounted lease payments	5,160
Less: imputed interest	486
Total operating lease liability	4,674
Less: current portion	1,629
Operating lease liability, net of current portion	$3,045

Operating lease cost was $0.7 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, including $0.2 million and $0.2 million short-term lease costs for the three months ended June 30, 2024 and 2023, respectively. Operating lease cost was $1.3 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, including $0.4 million and $0.4 million short-term lease costs for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.6%. During the six months ended June 30, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $0.8 million and $0.2 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of June 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Redeemable Convertible Preferred Shares

Under the Company’s Memorandum and Articles of Association, as amended, prior to the IPO, the Company’s redeemable convertible preferred shares were issuable in series. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares on a one-for-one basis. There were no issued and outstanding redeemable convertible preferred shares as of June 30, 2024 and December 31, 2023.

7. Shareholders’ Equity

As of June 30, 2024, the Company’s Memorandum and Articles of Association, as amended, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, of which 9,812,438 shares have been designated as non-voting ordinary shares and 90,187,562 remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s Articles of Association.

In May 2023 and September 2023, the Company’s board of directors designated 7,410,518 and 2,401,920 non-voting ordinary shares, respectively, in accordance with the Articles of Association. As of December 31, 2023, all outstanding non-voting ordinary shares had been converted into 9,812,438 ordinary shares.

The non-voting ordinary shares ranked on parity with the ordinary shares as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The non-voting ordinary shares were entitled on an equal basis to any dividends declared on the ordinary shares on an as-converted to ordinary share basis. Each non-voting ordinary shareholder had the right to convert each non-voting ordinary share into one ordinary share, subject to appropriate adjustment in the event of any dividend, split, reverse split, combination or other similar recapitalization with respect to the ordinary shares, at such holder’s election by providing written notice to the Company.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2023, the Company entered into a share purchase agreement to issue certain shares to purchasers, including 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS) in the Private Placement which closed on October 3, 2023.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, no dividends on ordinary shares had been declared by the board of directors.

Options

A summary of shares available for grant is set forth below (in thousands):

SHARES
AVAILABLE
FOR GRANT
Balance as of December 31, 2023	8,192
Authorized	5,569
Granted/Awarded	(3,779)
Cancelled	1,258
Balance as of June 30, 2024	11,240

A summary of share option activity is set forth below (in thousands except per share amounts and years):

	OUTSTANDING AWARDS
			WEIGHTED-
	NUMBER OF		AVERAGE
	SHARES	WEIGHTED-	REMAINING
	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2023	11,899	3.94	8.27	117,093
Granted	2,835	12.83
Exercised	(1,062)	1.16
Forfeited	(1,258)	5.21
As of June 30, 2024	12,414	6.07	8.23	91,104
Exercisable at June 30, 2024	5,407	2.45	7.32	57,550
Vested and expected to vest at June 30, 2024	12,414	6.07	8.23	91,104

The total fair value of options that vested during the three months ended June 30, 2024 and 2023 was $3.5 million and $0.5 million, respectively. The total fair value of options that vested during the six months ended June 30, 2024 and 2023 was $9.3 million and $1.7 million, respectively.

Employee Share Purchase Plan

In February 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company allows eligible employees to purchase shares of the Company’s ordinary shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of the ordinary shares as of the first date of each

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The offering period and purchase periods are determined by the board of directors. The first offering period for approximately 24 months was initiated during the fourth quarter of 2023 and consists of four purchase periods of approximately six months. The second offering period of 24 months was initiated during the second quarter of 2024 and consists of four purchase periods of approximately six months. The Company issued 25,794 shares under the ESPP during the six months ended June 30, 2024. As of June 30, 2024, 2,366,416 shares under the ESPP remain available for purchase.

Restricted Share Units

A summary of restricted share unit activity is set forth below (in thousands except per share amounts):

WEIGHTED-
	NUMBER OF	AVERAGE
	UNITS	GRANT DATE
	OUTSTANDING	FAIR VALUE
Outstanding, December 31, 2023	—
Granted (including performance-based restricted share units)	945	$11.75
Forfeited	—
Outstanding, June 30, 2024	945	$11.75

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees, none of which vested during the six months ended June 30, 2024. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestones is considered probable. The expense to be recognized for these awards is based on the grant date fair value of the Company’s ordinary shares multiplied by the number of units granted, which resulted in an aggregate fair value of approximately $4.5 million. The achievement of performance milestones was not probable as of June 30, 2024. As such, no share-based compensation expense has been recognized for performance-based restricted share units during the three and six months ended June 30, 2024.

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Research and development	$2,023	$584	$3,246	$2,176
General and administrative	2,173	1,118	3,694	2,059
Total share-based compensation	$4,196	$1,702	$6,940	$4,235

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Share options and restricted share units	$4,020	$1,702	$6,607	$4,235
ESPP	176	—	333	—
Total share-based compensation	$4,196	$1,702	$6,940	$4,235

As of June 30, 2024, the total unrecognized share-based compensation expense related to unvested share options and restricted share units was $56.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

As of June 30, 2024, the total unrecognized share-based compensation expense related to the ESPP was $0.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to ordinary shareholders	$(26,034)	$(23,280)	$(52,070)	$(41,255)
Denominator:
Weighted-average ordinary shares outstanding	148,239	114,784	143,975	93,457
Less: weighted-average unvested restricted ordinary shares subject to repurchase	—	(25)	—	(132)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	148,239	114,759	143,975	93,325
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.18)	$(0.20)	$(0.36)	$(0.44)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	JUNE 30,
	2024	2023
Options to purchase ordinary shares	12,414	12,042
Unvested restricted share units	945	—
Shares committed under ESPP	143	—
Total	13,502	12,042

9. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) was a member of the Company’s board of directors until June 25, 2024. During the three and six months ended June 30, 2024 and 2023, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the three months ended June 30, 2024 and 2023, the Company paid $1.0 million and $0 to Schrödinger, respectively. During the six months ended June 30, 2024 and 2023, the Company paid $2.0 million and $0 to Schrödinger, respectively, and had a payable balance of $0 and $0.5 million to Schrödinger as of June 30, 2024 and December 31, 2023, respectively.

Lhotse Collaboration Agreement with Schrödinger

In October 2020, Lhotse Bio, Inc. (“Lhotse”), the Company’s wholly-owned subsidiary, entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger, which is one of the Company’s shareholders, to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of June 30, 2024, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of June 30, 2024, no milestone or royalty payments have been paid or accrued.

Aconcagua Collaboration Agreement with Schrödinger

In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), the Company’s wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger to discover and develop novel, small molecule modulators of a specific target. Under the Aconcagua-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Aconcagua is obligated to provide day-to-day chemistry and biology support. Pursuant to the Aconcagua-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Aconcagua-Schrödinger Agreement or if longer, for a specified number of years after the effective date of the Aconcagua-Schrödinger Agreement, Schrödinger is obligated, subject to certain exceptions, to work exclusively with Aconcagua on the design, research, development and commercialization of compounds that inhibit the target. Aconcagua will solely own the research results, work product, inventions and other intellectual property generated under the Aconcagua-Schrödinger Agreement other than improvements to Schrödinger’s background intellectual property.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of June 30, 2024, the Company has paid to Schrödinger an aggregate of $2.0 million.

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of June 30, 2024, no milestone or royalty payments have been paid or accrued under this agreement.

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

Overview

We are a clinical stage global biopharmaceutical company aiming to develop and deliver novel oral therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages structure-based drug discovery and computational chemistry expertise and enables us to develop oral small molecule therapeutics for the treatment of various diseases including those impacting the metabolic, cardiovascular, and pulmonary systems. In February 2023, we completed our Initial Public Offering (“IPO”) for net proceeds of approximately $166.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchase Agreement”), pursuant to which we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 non-voting ordinary shares for net proceeds of approximately $281.5 million (the “Private Placement”). In June 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Leerink Partners LLC, as representatives of the underwriters named therein (collectively, the “Underwriters”), pursuant to which we issued and sold to the Underwriters, an aggregate of 10,427,017 American depositary shares, each representing three ordinary shares of the Company (“ADSs”), including the issuance of 1,360,045 ADSs in connection with the full exercise of underwriter’s option (the “Underwriters’ Option”) to purchase up to 1,360,045 additional ADSs (the “Follow-On Offering”). The net proceeds from the Follow-On Offering were approximately $512.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated glucagon-like-peptide-1 receptor (“GLP-1R”) for the treatment of type 2 diabetes mellitus (“T2DM”) and obesity. We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose-dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study of GSBR-1290 in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well- tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from a Japanese ethno-bridging study of GSBR-1290. These data demonstrated that GSBR-

1290 was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”) over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. GSBR-1290 also showed significant reduction in weight in the obesity cohort at 8 weeks, and significant reductions in hemoglobin A1c (“HbA1c”) and weight in the T2DM cohort. In June 2024, we reported positive topline data from our Phase 2a obesity study, in which GSBR-1290 demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Furthermore, we explored a new tablet formulation of GSBR-1290 in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). We are submitting an IND to the FDA in the third quarter of 2024 to support initiation of a trial in chronic weight management and expect to initiate a 36-week Phase 2b study for obesity in the fourth quarter of 2024. Details of the Phase 2 development plan in T2DM are expected to be determined in the second half of 2024.

In June 2024, we initiated a Phase 1 clinical trial of LTSE-2578, our oral small molecule antagonist that targets the lysophosphatidic acid 1 receptor (“LPA1R”) for the treatment of idiopathic pulmonary fibrosis (“IPF”). The randomized, double-blind, placebo-controlled first-in-human clinical trial is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $52.1 million and $41.3 million in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $258.6 million. Historically, prior to our IPO, we have financed our operations primarily through the private placement of equity securities. In February 2023, we completed our IPO of our ADSs, in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023. We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering, in which we issued and sold 10,427,017 ADSs, including the full exercise of the Underwriters’ Option, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses.

As of June 30, 2024, we have cash, cash equivalents and short-term investments of $927.1 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through at least 2027. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war for the six months ended June 30, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Israel-Hamas war, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

Lhotse Collaboration Agreement with Schrödinger, LLC

In October 2020, Lhotse Bio, Inc. (“Lhotse”), our wholly-owned subsidiary, entered into a Collaboration Agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger, LLC (together with its affiliates, “Schrödinger”) to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of June 30, 2024, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by- Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by- Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of June 30, 2024, no milestone or royalty payments have been paid or accrued.

Aconcagua Collaboration Agreement with Schrödinger

In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger to discover and develop novel, small molecule modulators of a specific target. Under the Aconcagua-Schrödinger Agreement, Schrödinger is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Aconcagua is obligated to provide day-to-day chemistry and biology support. Pursuant to the Aconcagua-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Aconcagua-Schrödinger Agreement or if longer, for a specified number of years after the effective date of the Aconcagua-Schrödinger Agreement, Schrödinger is obligated, subject to certain exceptions, to work exclusively with Aconcagua on the design, research, development and commercialization of compounds that inhibit the target. Aconcagua will solely own the research results, work product, inventions and other intellectual property generated under the Aconcagua-Schrödinger Agreement other than improvements to Schrödinger’s background intellectual property.

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of June 30, 2024, we have paid to Schrödinger an aggregate of $2.0 million. If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of June 30, 2024, no milestone or royalty payments have been paid or accrued.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2024	2023
Operating expenses:
Research and development	$22,050	$19,411
General and administrative	11,266	6,576
Total operating expenses	33,316	25,987
Loss from operations	(33,316)	(25,987)
Interest and other income, net	7,335	2,825
Loss before income tax expense	(25,981)	(23,162)
Provision for income taxes	53	118
Net loss	$(26,034)	$(23,280)

Research and Development Expenses

Research and development expenses increased by $2.6 million, or 14%, to $22.1 million during the three months ended June 30, 2024, compared to $19.4 million during the three months ended June 30, 2023. The increase in research and development expenses was primarily due to increases related to employee expenses, primarily due to an increase in personnel, consulting services and research and development expenses, partially offset by a decrease in contract research organization cost.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2024	2023
Product candidate:
ANPA‑0073	$1,634	$1,865
GSBR‑1290	9,796	13,411
LTSE‑2578	2,174	1,453
Other	8,446	2,682
Total research and development expenses	$22,050	$19,411

General and Administrative Expenses

General and administrative expenses increased by $4.7 million, or 71%, to $11.3 million during the three months ended June 30, 2024, compared to $6.6 million during the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increases in employee expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $4.5 million to an income of $7.3 million during the three months ended June 30, 2024, compared to an income of $2.8 million during the three months ended June 30, 2023. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
Operating expenses:
Research and development	$42,729	$32,546
General and administrative	22,602	13,090
Total operating expenses	65,331	45,636
Loss from operations	(65,331)	(45,636)
Interest and other income, net	13,343	4,524
Loss before provision for income taxes	(51,988)	(41,112)
Provision for income taxes	82	143
Net loss	$(52,070)	$(41,255)

Research and Development Expenses

Research and development expenses increased by $10.2 million, or 31%, to $42.7 million during the six months ended June 30, 2024, compared to $32.5 million during the six months ended June 30, 2023. The increase in research and development expenses was primarily due to increases related to employee expenses, primarily due to an increase in personnel, consulting services and research and development expenses, partially offset by a decrease in contract research organization cost.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
Product candidate:
ANPA‑0073	$2,748	$2,413
GSBR‑1290	19,331	21,282
LTSE‑2578	4,336	2,375
Other	16,314	6,476
Total research and development expenses	$42,729	$32,546

General and Administrative Expenses

General and administrative expenses increased by $9.5 million, or 73%, to $22.6 million during the six months ended June 30, 2024, compared to $13.1 million during the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increases in employee expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $8.8 million to an income of $13.3 million during the six months ended June 30, 2024, compared to an income of $4.5 million during the six months ended June 30, 2023. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In February 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering and received $512.7 million in net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $927.1 million and an accumulated deficit of $258.6 million.

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $52.1 million and $41.3 million in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $258.6 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering and received $512.7 million in net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $927.1 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(60,473)	$(37,202)
Investing activities	(203,097)	(117,727)
Financing activities	515,405	169,429
Net increase in cash and cash equivalents	$251,835	$14,500

Cash Flows Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $60.5 million, consisting of a net loss of $52.1 million and an increase in net operating assets of $10.2 million, partially offset by non-cash charges of $1.8 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation and accretion of net investment discount. The increase in net operating assets was primarily due to an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in accounts payable.

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

Cash Flows Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $203.1 million, consisting primarily of net purchases of short-term investments.

During the six months ended June 30, 2023, net cash used in investing activities was $117.7 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $515.4 million, consisting primarily of proceeds from our Follow-On Offering of $514.6 million, net of underwriting discounts and commissions, and proceeds from issuance of ordinary shares under employee share plans.

During the six months ended June 30, 2023, net cash provided by financing activities was $169.4 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, partially offset by payment of deferred offering costs of $3.1 million.

Contractual Obligations

As of June 30, 2024, our contractual obligations consist of facilities lease payments totaling $5.2 million, with $1.9 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements for additional information.

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

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2024.

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

We are also currently a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter

As of June 30, 2024, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and we will also not be able to take advantage of certain scaled disclosures available to smaller reporting companies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified a material weakness in our internal control over financial reporting that continued to exist as of March 31, 2024, in that we did not design and maintain an effective control environment as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements.

This material weakness did not result in any material misstatements to the consolidated financial statements.

Remediation of the Previously Reported Material Weakness

The material weakness previously reported has been remediated as of June 30, 2024. We have hired additional accounting personnel, including but not limited to the hiring of a senior director of SEC reporting and technical accounting, senior director of financial planning and analysis, director of accounting, senior director of internal controls and SOX compliance, senior director of accounting and corporate controller, executive director, global tax and treasury and vice-president of finance. The additional personnel, third-party consultants and advisors and mitigating controls have been determined to have operated effectively for a sufficient period of time to conclude that the material weakness previously identified has been remediated as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

Except for the changes in internal control as referenced above for the remediation of a previously reported material weakness, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our first quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical trials, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Further, GSBR-1290, our product candidate for T2DM and obesity, and ANPA-0073 and LTSE-2578, our product candidates for idiopathic pulmonary fibrosis (“IPF”), are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $52.1 million and $89.6 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $258.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024 will be sufficient to fund our operating expenses and key clinical milestones through at least 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares in the Private Placement. In June 2024, we issued and sold an aggregate of 10,427,017 ADSs in our Follow-On Offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are early in our development efforts and only have three product candidates, GSBR-1290, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have three product candidates, GSBR-1290, ANPA-0073 and LTSE-2578, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. We also initiated the dosing of the Phase 2a study in May 2023. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss up to 4.9% placebo-adjusted, supporting once-daily dosing. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023, in which GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no AE-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in HbA1c and weight at 12 weeks in T2DM. We further reported topline Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks and positive topline data in June 2024, in which GSBR-1290 achieved a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Due to the preliminary, topline nature of these results and the length of the study and sample size, these results are not necessarily indicative of the results for our future clinical trials for GSBR-1290 and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1R agonists (“GLP-1RAs"). In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. We reported data from a formulation bridging study of a tablet formulation of GSBR-1290 in June 2024. Based on the successful results, the tablet formulation will be used in future GSBR-1290 studies starting with the Phase 2b study for obesity which we expect to initiate in the fourth quarter of 2024 and an additional Phase 2 study for T2DM, which we expect to initiate in the second half of 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. We expect to conduct additional preclinical studies of ANPA-0073 for its effects in selective weight loss. In June 2024, we initiated a Phase 1 clinical trial of LTSE-2578. The randomized, double-blind, placebo-controlled first-in-human clinical trial is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants. Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, in December 2023, we reported topline and interim data from our 12-week Phase 2a clinical trial, which focused on safety and tolerability of GSBR-1290 in a total of 94 participants, including 60 participants randomized to GSBR-1290. The results showed GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no adverse event-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in hemoglobin A1c and weight at 12 weeks in T2DM. We further reported positive topline data from our Phase 2a obesity cohort in June 2024, in which GSBR-1290 achieved a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Due to the preliminary topline nature of these results and the length of the study and sample size, these results are not necessarily indicative of the results for our future clinical trials for GSBR-1290 and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

Even if our clinical trials are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical trials that are based on preclinical studies and early clinical trials, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate

GSBR-1290 for T2DM and obesity and ANPA-0073 and LTSE-2578 for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to obtain FDA approval to market our product candidates, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. In addition, before we can initiate clinical trials for any product candidate, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission, and we are also required to submit comparable applications to foreign regulatory authorities for clinical trials outside of the United States. We are submitting an IND to the FDA for our planned Phase 2b study of GSBR-1290 for chronic weight management in the third quarter of 2024 and will need to receive allowance from the FDA to proceed before initiating this planned study.

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

Clinical trials may not be conducted as planned or completed on schedule, if at all. For example, in September 2023 we reported that a data collection omission had occurred at a clinical site that impacted the obesity cohort (120 mg dose level) of the Phase 2a study for GSBR-1290, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Other safety and laboratory assessments were measured at all visits, including the week 12 visit as per protocol. We have completed the enrollment of additional participants in the Phase 2a obesity cohort to replace those for whom 12-week weight data was not collected. The replacement participants followed the same study protocol, without changes in the titration schema or target dose (120 mg at once-daily dosing). However, as a result of this data collection omission, we reported interim Phase 2a obesity cohort data in December 2023, and topline 12-week obesity data in June 2024.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market GSBR-1290, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We completed a Phase 1 SAD study for GSBR-1290 in healthy volunteers in September 2022. We reported topline data for the Phase 1b MAD study in September 2023. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks and positive topline data in June 2024, in which GSBR-1290 achieved a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Due to the preliminary, topline nature of these results and the length of the study and sample size, these results are not necessarily indicative of the results for our future clinical trials for GSBR-1290 and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. We also reported successful results from a formulation bridging study to evaluate a tablet formulation of GSBR-1290 in June 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. In June 2024, we initiated a Phase 1 clinical trial of LTSE-2578. The randomized, double-blind, placebo-controlled first-in-human clinical trial is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had no interactions with the FDA or applicable foreign authorities and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects. For example, in December 2023, we reported clinically meaningful topline data from our 12-week Phase 2a clinical trial, which focused on safety and tolerability of GSBR-1290 in a total of 94 participants to date, including 60 participants randomized to GSBR-1290. The results showed GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no adverse event-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in HbA1c and weight at 12 weeks in T2DM. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks and positive topline data in June 2024, in which GSBR-1290 achieved a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Due to the preliminary, topline nature of these results and the length of the study and sample size, these results are not necessarily indicative of the results for our future clinical trials for GSBR-1290 and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). Due to the preliminary nature of these results and the length of the study and sample size, these results are not necessarily indicative of the final results for our clinical trials for GSBR-1290. If the final data is materially different from the preliminary topline data reported, this could significantly harm our business prospects.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for our product candidates are currently provided by a single-source supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, and a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from specific named Chinese biotechnology companies, which currently include WuXi AppTec and WuXi Biologics and certain of their respective subsidiaries and affiliates, and authorizes the U.S. government to include additional Chinese biotechnology companies of concern. The current House version of the BIOSECURE Act provides a grandfathering provision with respect to a contract or agreement entered into with a designated biotechnology company of concern before the effective date until January 1, 2032. Given the current legislative climate, the pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain. Should the BIOSECURE Act or its provisions become law with the currently proposed grandfathering provisions, we expect such grandfathering provisions will allow adequate time to identify and execute agreements with alternative manufacturers if necessary. In addition to the BIOSECURE Act, any additional executive action, legislative action or potential sanctions applicable to our current and any future suppliers could materially impact our relationship with such suppliers. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If any current or future supplier is designated on any U.S. government prohibited party lists, such designation could impact and potentially restrict our engagement with such suppliers. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our active pharmaceutical ingredients and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

Further, AI presents additional risks and challenges, especially as the use of these technologies becomes more important to our operations over time. Generative AI may be used improperly or inappropriately which could lead to the tainting of our proprietary information and render us unable to qualify for patent protection. Their use by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. Our use of generative AI platforms may lead to novel and urgent cybersecurity risks, which may adversely affect our operations and reputation, as well as the operations of any third-party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Regulators could limit our, or any third-party collaborator’s ability to develop or implement AI-based technologies as part of measures taken against us or any third-party collaborators in particular or as a consequence of broader legislation, which could have an adverse effect on our or any third-party collaborators’ business, results of operations and financial conditions. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.

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

We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Sciwind Biosciences, Carmot Therapeutics (acquired by Roche Group in January 2024) and Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Hercules CM Newco. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Phamaceuticals, Progen Holdings, Pep2Tango and Biomed Industries. Additionally, we are aware of APJR targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJR targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Pipeline Therapeutics.

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

As of June 30, 2024, we had 136 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws, such as the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and covered contractors, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, the United Kingdom’s GDPR, and the Personal Information Protection Act in South Korea, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

The EU has also proposed a Regulation on Privacy and Electronic Communications which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

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

In recent years, authorities of the PRC have promulgated certain laws and regulations in respect of information security, data collection and privacy protection regulations in the PRC, including the Cybersecurity Law of the PRC, the Provisions on Protection of Personal Information of Telecommunication and Internet Users, the Data Security Law of the PRC which became effective from September 1, 2021, and the Personal Information Protection Law of the PRC (“PIPL”) which became effective from November 1, 2021. The PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator. Under the PIPL, in case of any personal information processing, such individual prior consent shall be obtained, unless other circumstances clearly mentioned therein to the contrary. Further, any data processing activities in relation to the sensitive personal information such as biometrics, medical health and personal information of teenagers under fourteen years old are not allowed unless such activities have a specific purpose, are highly necessary and have taken strictly protective measures.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the recently enacted IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The Tax Cuts and Jobs Act of 2017 (“TCJA”), as amended by the Coronavirus Aid, Relief, and Economic Security Act significantly reformed the United States Internal Revenue Code of 1986, as amended (the “Code”), by lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, permitting for the expensing of certain capital expenditures, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. and putting into effect significant changes to U.S. taxation of international business activities. Outside the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (“BEPS 2.0”). The IRA, TCJA, BEPS 2.0 or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

In addition, certain industry-specific laws and regulations affect the collection and transfer of data in the PRC. The Regulations on the Administration of Human Genetic Resources of the PRC (the “HGR Regulation”) was promulgated by the State Council in May 2019 and came into effect in July 2019, and was further revised in May 2024. It stipulates that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. Foreign organizations and the entities established or actually controlled by foreign organizations or individuals may only utilize and be provided with China’s human genetic resources after satisfaction of all requirements under the HGR Regulation and other applicable laws, such as (i) China’s human genetic resources being utilized only in international cooperation with Chinese scientific research institutions, universities, medical institutions, and enterprises for scientific research and clinical trials after completion of requisite approval or filing formalities with competent governmental authorities, and (ii) China’s human genetic resources information being provided after required filing and information backup procedures have been gone through. In October 2020, the SCNPC promulgated the Biosecurity Law of the PRC, which came into effect in April 2021 and was further revised in April 2024. The Biosecurity Law of the PRC reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative sanctions where China’s human genetic resources are collected, preserved, exported or used in international cooperation in violation of applicable laws. In May 2023, the Ministry of Science and Technology published the Implementing Rules for the Regulations on the Administration of Human Genetic Resources (the “HGR Implementing Rules”) which came into effect in July 2023. The HGR Implementing Rules have, among other things, further clarified the scope of China’s human genetic resources information, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the forbiddance on the collection, preservation and export of China’s human genetic resources by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. There remain significant uncertainties as to how various provisions of the HGR Regulation and the related laws and regulations may be interpreted and implemented. Given such uncertainty, although we have made great efforts to comply with mandatory requirements of laws and government authorities in this regard, we cannot assure you that we will be deemed at all times in full compliance with the HGR Regulation, the Biosecurity Law of the PRC, the HGR Implementing Rules and other applicable laws in our utilizing of and dealing with China’s human genetic resources. As a result, we may be exposed to compliance risks under the HGR Regulation, the Biosecurity Law of the PRC and the HGR Implementing Rules.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with China’s current Cyber Security Law and Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the Revised CAC Measures and the recent Chinese government actions could adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

The approval of, filing or other procedures with the CSRC or other Chinese regulatory authorities may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors purport to require offshore special purpose vehicles that are controlled by Chinese companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of

Chinese domestic companies or assets in exchange for the shares of the offshore special purpose vehicles shall obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange.

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

Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to on-the-job injuries to our employees and public liability insurance to cover costs and expenses that may be incurred if third parties are injured on our property, such insurance may not provide adequate coverage against potential liabilities. Furthermore, the Chinese government may take steps towards the adoption of more stringent environmental regulations, and, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, our third-party manufacturers and other service providers may incur substantial capital expenditures to install, replace, upgrade or supplement their manufacturing facilities and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations and our business could be materially adversely affected.

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

We have identified material weaknesses in our internal control over financial reporting in the past and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

We have previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We previously reported a material weakness which existed as of March 31, 2024 in that we did not design and maintain an effective control environment commensurate with our financial reporting requirements as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

This material weakness did not result in any material misstatements to the consolidated financial statements. This material weakness could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As of June 30, 2024, management has concluded, through testing, that the controls operated for a sufficient period of time and are effective. See Part I. Item 4. “Controls and Procedures— Remediation of the Previously Reported Material Weakness” of this Quarterly Report.

In the future we may determine that we have additional material weaknesses. Our failure to identify and address any other material weaknesses that may be identified in the future could result in material misstatements to our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our securities.

Our principal shareholders and management own a significant percentage of our voting securities and will be able to exert significant control over matters subject to shareholder approval.

As of June 30, 2024, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 21% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In October 2023, we completed our Private Placement for aggregate gross proceeds of approximately $300 million before deducting placement agent fees and other private placement expenses. An aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares were issued pursuant to the Purchase Agreement and we filed a registration statement registering the resale of the ordinary shares issued in the Private Placement. Each holder of the non-voting ordinary shares had the right to convert each non-voting ordinary share held by such holder into one ordinary share, subject to certain beneficial ownership limitations. The purchase price was $12.49 per share (or the equivalent of $37.47 per ADS), which represents the ADS closing price on the Nasdaq Global Market immediately preceding the signing of the Purchase Agreement on September 29, 2023. In December 2023, all outstanding non-voting ordinary shares had been converted into ordinary shares.

In addition, promptly following the completion of our IPO, we filed a registration statement registering the issuance of approximately 22,099,376 ordinary shares (which may be in the form of ADSs) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans, including pursuant to automatic increase provisions in such equity incentive plans. Shares (or ADSs) registered under this registration statement are available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act. If these additional shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. We have not undertaken a study under Section 382 of the Code, and it is possible that we have previously undergone one or more ownership changes so that our use of NOLs is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our share ownership, including as a result of our IPO. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, California has suspended the use of NOLs by certain taxpayers for tax years beginning on or after January 1, 2024, and before January 1, 2027. Other states may also suspend or otherwise place limitations on the use of NOLs, which could accelerate or permanently increase state taxes owed.

We will incur significantly increased costs as a result of operating as a company whose ADSs are publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a public company in the United States, we will incur significant legal, accounting and other expenses that we did not incur prior to our IPO. These expenses will likely be even more significant after we no longer qualify as an emerging growth company and/or a smaller reporting company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company as discussed below, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. As of June 30, 2024, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with our Annual Report on Form 10-K for the fiscal year ending December 31, 2024. To prepare for compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We have continued steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts to date and continued efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404.

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

We are also currently a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our ADSs held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our ADSs held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

As of June 30, 2024, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and we will also not be able to take advantage of certain scaled disclosures available to smaller reporting companies.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our annual report, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, which will be our Annual Report on Form 10-K for the year ending December 31, 2024.

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

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management has in the past and may in the future identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. For example, we have previously identified material weaknesses in our internal control over financial reporting in the past, one of which we reported to have been remediated as of June 30, 2024. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. If we identify any future material weaknesses and are unable to remediate such material weakness and conclude that our internal control over financial reporting is effective, or if in the future our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, this could have an adverse effect on our business, financial position and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended June 30, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2024, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or modified a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K).

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total ADSs to be Sold	Expiration Date
Mark Bach, M.D., Ph.D., Chief Medical Officer	Adoption	June 10, 2024	X		24,000	February 15, 2025
Xichen Lin, Ph.D., Chief Scientific Officer	Modification	June 14, 2024	X		24,000	November 15, 2024

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

Date: August 8, 2024

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)