Form 10-Q
period 2024-09-30
Structure Therapeutics Inc.
filed 2024-11-13
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of October 31, 2024, was 171,782,018, of which 162,425,229 ordinary shares were held in the form of ADSs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding:

●	the timing, progress and results of preclinical studies and clinical trials for our product candidates, including our product development plans and strategies;
●	the impact of data collection omissions at any of our clinical sites;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical trials;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	our expected use of net proceeds from our initial public offering and other financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and

●	other risks and uncertainties, including those described under Part II. Item 1A. “Risk Factors” in this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$172,130	$129,792
Short-term investments	743,156	337,531
Prepaid expenses and other current assets	8,365	6,285
Total current assets	923,651	473,608
Property and equipment, net	3,735	3,228
Operating right-of-use assets	4,009	5,136
Other non-current assets	1,822	45
Total assets	$933,217	$482,017
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,447	$4,742
Accrued expenses and other current liabilities	23,275	18,558
Operating lease liabilities, current portion	1,712	1,440
Total current liabilities	33,434	24,740
Operating lease liabilities, net of current portion	2,673	4,013
Other non-current liabilities	309	298
Total liabilities	36,416	29,051
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of September 30, 2024 and December 31, 2023	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of September 30, 2024 and December 31, 2023; 171,762 and 139,220 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17	14
Additional paid-in capital	1,186,564	659,003
Accumulated other comprehensive income	2,839	521
Accumulated deficit	(292,619)	(206,572)
Total shareholders’ equity	896,801	452,966
Total liabilities and shareholders’ equity	$933,217	$482,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$32,598	$17,515	$75,327	$50,061
General and administrative	13,238	8,630	35,840	21,720
Total operating expenses	45,836	26,145	111,167	71,781
Loss from operations	(45,836)	(26,145)	(111,167)	(71,781)
Interest and other income, net	11,951	2,688	25,294	7,212
Loss before provision for income taxes	(33,885)	(23,457)	(85,873)	(64,569)
Provision for income taxes	92	405	174	548
Net loss attributable to ordinary shareholders	$(33,977)	$(23,862)	$(86,047)	$(65,117)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(0.21)	$(0.56)	$(0.65)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	171,630	114,948	153,260	100,613
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	3,326	80	2,318	(200)
Total other comprehensive gain (loss)	3,326	80	2,318	(200)
Comprehensive loss	$(30,651)	$(23,782)	$(83,729)	$(65,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2023	139,220	$14	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon exercise of vested share options	635	—	755	—	—	755
Share-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on investments, net	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	(26,036)	(26,036)
Balance at March 31, 2024	139,855	14	662,502	(90)	(232,608)	429,818
Issuance of ordinary shares upon Follow-On Offering, net of issuance costs and underwriting discounts of $34,688	31,281	3	512,727	—	—	512,730
Issuance of ordinary shares upon exercise of vested share options	427	—	478	—	—	478
Issuance of ordinary shares pursuant to employee share purchase plan	26	—	241	—	—	241
Share-based compensation expense	—	—	4,196	—	—	4,196
Unrealized loss on investments, net	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(26,034)	(26,034)
Balance at June 30, 2024	171,589	17	1,180,144	(487)	(258,642)	921,032
Issuance of ordinary shares upon exercise of vested share options	166	—	397	—	—	397
Issuance of ordinary shares upon vesting of restricted share units	7	—	—	—	—	—
Share-based compensation expense	—	—	6,023	—	—	6,023
Unrealized gain on investments, net	—	—	—	3,326	—	3,326
Net loss	—	—	—	—	(33,977)	(33,977)
Balance at September 30, 2024	171,762	$17	$1,186,564	$2,839	$(292,619)	$896,801

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discounts of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	26	—	—	—	31	—	—	31
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,533	—	—	2,533
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,975)	(17,975)
Balance at March 31, 2023	—	—	—	—	—	—	—	—	114,730	11	—	—	371,120	147	(134,927)	236,351
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	68	—	—	—	179	—	—	179
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,702	—	—	1,702
Unrealized loss on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,280)	(23,280)
Balance at June 30, 2023	—	—	—	—	—	—	—	—	107,387	10	7,411	1	373,001	(390)	(158,207)	214,415
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	336	—	—	—	473	—	—	473
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,858	—	—	1,858
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,862)	(23,862)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	107,723	$10	7,411	$1	$375,332	$(310)	$(182,069)	$192,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(86,047)	$(65,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,963	6,093
Depreciation expense	719	223
Accretion of asset retirement obligation	11	4
Non-cash lease expense	1,127	444
Accretion of net investment discounts	(12,440)	(3,651)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,080)	(2,287)
Other non-current assets	(1,777)	22
Accounts payable	3,730	(2,258)
Accrued expenses and other current liabilities	4,693	9,012
Operating lease liabilities	(1,068)	(244)
Net cash used in operating activities	(80,169)	(57,759)
Cash flows from investing activities
Purchases of short-term investments	(570,267)	(180,768)
Maturities of short-term investments	179,400	94,181
Purchases of property and equipment	(1,274)	(1,011)
Net cash used in investing activities	(392,141)	(87,598)
Cash flows from financing activities
Proceeds from issuance of ordinary shares in Follow-On Offering, net of underwriting discounts and commissions	514,573	—
Proceeds from issuance of ordinary shares in initial public offering, net of underwriting discounts and commissions	—	172,296
Payments of offering costs	(1,796)	(3,077)
Proceeds from issuance of ordinary shares under employee share purchase plan	241	—
Proceeds from exercise of share options	1,630	683
Net cash provided by financing activities	514,648	169,902
Net change in cash and cash equivalents	42,338	24,545
Cash and cash equivalents
Beginning of the period	129,792	26,091
End of the period	$172,130	$50,636
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$100	$312
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$—	$199,975
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$312
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$3,835
Recognition of asset retirement obligation	$—	$277
Exchange of ordinary shares to non-voting ordinary shares	$—	$1

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

Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred shares converted into 67,018,087 ordinary shares. In connection with the completion of its IPO, the Company’s memorandum of association was amended and restated to provide for 500,000,000 authorized ordinary shares with a par value of $0.0001 per share and 100,000,000 authorized undesignated shares with a par value of $0.0001 per share, of such class or classes as may be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

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

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $292.6 million as of September 30, 2024. Prior to completion of

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

its IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million, after deducting underwriting discounts and estimated offering costs. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million after deducting placement agent fees and other private placement expenses. In June 2024, the Company closed its Follow-On Offering, including the full exercise of the Underwriters’ Option, for net proceeds of approximately $512.7 million, after deducting underwriting discounts and commissions and estimated offering costs.

As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $915.3 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2024 and condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 and condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, Private Placement and Follow-On Offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the equity financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO, Private Placement and Follow-On Offering, all deferred offering costs were charged against the proceeds from the IPO, Private Placement and Follow-On Offering and recorded in shareholders’ equity as a reduction of additional paid-in capital. As of September 30, 2024, there were no deferred offering costs recorded on the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
Laboratory equipment	$3,008	$1,960
Furniture and fixtures	249	243
Computer equipment and software	481	309
Leasehold improvements	1,360	1,360
	$5,098	$3,872
Less: Accumulated depreciation	(1,363)	(644)
Property and equipment, net	$3,735	$3,228

Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
Accrued compensation	$6,114	$4,325
Accrued research and development expenses	4,923	4,719
Accrued clinical expenses	5,165	5,412
Accrued professional services	3,598	2,633
Income tax and VAT payable	139	356
Accrued other liabilities	3,336	1,113
Total accrued expenses and other current liabilities	$23,275	$18,558

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	SEPTEMBER 30,				DECEMBER 31,
	2024				2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$161,909	$—	$—	$161,909	$124,443	$—	$—	$124,443
Cash equivalents	161,909	—	—	161,909	124,443	—	—	124,443

U.S. government bonds	282,779	—	—	282,779	84,935	—	—	84,935
U.S. government agency bonds	—	63,181	—	63,181	—	82,340	—	82,340
Corporate debt securities	—	397,196	—	397,196	—	170,256	—	170,256
Short-term investments	282,779	460,377	—	743,156	84,935	252,596	—	337,531
Total fair value of financial assets	$444,688	$460,377	$—	$905,065	$209,378	$252,596	$—	$461,974

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	SEPTEMBER 30,				DECEMBER 31,
	2024				2023
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$161,909	$—	$—	$161,909	$124,443	$—	$—	$124,443
Cash equivalents	161,909	—	—	161,909	124,443	—	—	124,443

U.S. government bonds	281,218	(1)	1,562	282,779	84,783	(35)	187	84,935
U.S. government agency bonds	62,944	(2)	239	63,181	82,185	(16)	171	82,340
Corporate debt securities	396,155	(103)	1,144	397,196	170,042	(39)	253	170,256
Short-term investments	740,317	(106)	2,945	743,156	337,010	(90)	611	337,531
Total fair value of financial assets	$902,226	$(106)	$2,945	$905,065	$461,453	$(90)	$611	$461,974

As of September 30, 2024 and December 31, 2023, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2024 and 2023. Contractual maturities of short-term investments are generally not more than one year. As of September 30, 2024, the remaining contractual maturities of $632.1 million of investments were within one year and $111.0 million of investments were after one year through two years.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either September 30, 2024 or December 31, 2023, and no impairment losses were recognized for the three and nine months ended September 30, 2024 and 2023.

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

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of September 30, 2024 and December 31, 2023, the Company had asset retirement obligations of $0.3 million and $0.3 million,

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, which are recorded in other non-current liabilities on the condensed consolidated balance sheets.

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

The maturities of operating lease liabilities as of September 30, 2024, were as follows (in thousands):

SEPTEMBER 30,
2024
2024 (remaining three months)	$492
2025	1,985
2026	1,937
2027	382
Total undiscounted lease payments	4,796
Less: imputed interest	411
Total operating lease liability	4,385
Less: current portion	1,712
Operating lease liability, net of current portion	$2,673

Operating lease cost was $0.6 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, including $0.2 million and $0.4 million short-term lease costs for the three months ended September 30, 2024 and 2023, respectively. Operating lease cost was $1.9 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, including $0.5 million and $0.8 million short-term lease costs for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the weighted average remaining lease term was 2.5 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.6%. During the nine months ended September 30, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $1.3 million and $0.2 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of September 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Redeemable Convertible Preferred Shares

Under the Company’s amended and restated memorandum and articles of association, prior to the IPO, the Company’s redeemable convertible preferred shares were issuable in series. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares on a one-for-one basis. There were no issued and outstanding redeemable convertible preferred shares as of September 30, 2024 and December 31, 2023.

7. Shareholders’ Equity

As of September 30, 2024, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, of which 9,812,438 shares have been designated as non-voting ordinary shares and 90,187,562 remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated articles of association.

In May 2023 and September 2023, the Company’s board of directors designated 7,410,518 and 2,401,920 non-voting ordinary shares, respectively, in accordance with the amended and restated articles of association. As of December 31, 2023, all outstanding non-voting ordinary shares had been converted into 9,812,438 ordinary shares.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, no dividends on ordinary shares had been declared by the board of directors.

Options

A summary of shares available for grant is set forth below (in thousands):

SHARES
AVAILABLE
FOR GRANT
Balance as of December 31, 2023	8,192
Authorized	5,569
Granted/Awarded	(4,309)
Cancelled	1,515
Balance as of September 30, 2024	10,967

A summary of share option activity is set forth below (in thousands except per share amounts and years):

	OUTSTANDING AWARDS
			WEIGHTED-
	NUMBER OF		AVERAGE
	SHARES	WEIGHTED-	REMAINING
	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2023	11,899	3.94	8.27	117,093
Granted	3,207	12.88
Exercised	(1,228)	1.33
Forfeited	(1,469)	5.59
As of September 30, 2024	12,409	6.31	8.03	105,656
Exercisable at September 30, 2024	6,046	2.82	7.17	71,593
Vested and expected to vest at September 30, 2024	12,409	6.31	8.03	105,656

The total fair value of options that vested during the three months ended September 30, 2024 and 2023 was $5.2 million and $1.7 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2024 and 2023 was $14.5 million and $3.5 million, respectively.

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

The offering period and purchase periods are determined by the board of directors. The first offering period for approximately 24 months was initiated during the fourth quarter of 2023 and consists of four purchase periods of approximately six months. The second offering period of 24 months was initiated during the second quarter of 2024 and consists of four purchase periods of approximately six months. The Company issued 25,794 shares under the ESPP during the nine months ended September 30, 2024. As of September 30, 2024, 2,366,416 shares under the ESPP remain available for purchase.

Restricted Share Units

A summary of restricted share unit activity is set forth below (in thousands except per share amounts):

		WEIGHTED-
	NUMBER OF	AVERAGE
	UNITS	GRANT DATE
	OUTSTANDING	FAIR VALUE
Outstanding, December 31, 2023	—
Granted (including performance-based restricted share units)	1,103	$11.89
Vested	(7)	11.75
Forfeited	(45)	11.75
Outstanding, September 30, 2024	1,051	$11.90

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees, none of which vested during the nine months ended September 30, 2024. The awards are divided into three equal tranches, and the vesting of each tranche is contingent on the occurrence of certain milestone events and fulfilment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestones is considered probable. The expense to be recognized for these awards is based on the grant date fair value of the Company’s ordinary shares multiplied by the number of units granted, which resulted in an aggregate fair value of approximately $4.5 million. The achievement of one of the three milestones became probable as of September 30, 2024, and the Company recognized cumulative compensation cost of $0.6 million during the three and nine months ended September 30, 2024.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Research and development	$2,450	$762	$5,696	$2,938
General and administrative	3,573	1,096	7,267	3,155
Total share-based compensation	$6,023	$1,858	$12,963	$6,093

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Share options and restricted share units	$5,866	$1,858	$12,473	$6,093
ESPP	157	—	490	—
Total share-based compensation	$6,023	$1,858	$12,963	$6,093

As of September 30, 2024, the total unrecognized share-based compensation expense related to unvested share options and restricted share units was $54.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

As of September 30, 2024, the total unrecognized share-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to ordinary shareholders	$(33,977)	$(23,862)	$(86,047)	$(65,117)
Denominator:
Weighted-average ordinary shares outstanding	171,630	114,948	153,260	100,700
Less: weighted-average unvested restricted ordinary shares subject to repurchase	—	—	—	(87)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	171,630	114,948	153,260	100,613
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(0.21)	$(0.56)	$(0.65)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	SEPTEMBER 30,
	2024	2023
Options to purchase ordinary shares	12,409	11,894
Unvested restricted share units	1,051	—
Shares committed under ESPP	132	—
Total	13,592	11,894

9. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) was a member of the Company’s board of directors until June 25, 2024. During the three and nine months ended September 30, 2024 and 2023, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the three months ended September 30, 2024 and 2023, the Company paid $0.5 million and $0 to Schrödinger, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid $2.5 million and $0 to Schrödinger, respectively, and had a payable balance of $0.3 million and $0.5 million to Schrödinger as of September 30, 2024 and December 31, 2023, respectively.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of September 30, 2024, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of September 30, 2024, no milestone or royalty payments have been paid or accrued.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of September 30, 2024, the Company has paid to Schrödinger an aggregate of $2.5 million.

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of September 30, 2024, no milestone or royalty payments have been paid or accrued under this agreement.

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

Our initial focus is on G-protein coupled receptors (“GPCRs”) as a therapeutic target class. GPCRs regulate numerous diverse physiological and pathological processes, and approximately one in every three marketed medicines targets GPCR-associated pathways. By leveraging our world-class GPCR know-how, we aim to design differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies targeting this family of receptors. We are developing GSBR-1290, our oral small molecule product candidate targeting the validated glucagon-like-peptide-1 receptor (“GLP-1R”) for the treatment of obesity and type 2 diabetes mellitus (“T2DM”). We completed our Phase 1 single ascending dose (“SAD”) study of GSBR-1290 in September 2022. GSBR-1290 was generally well tolerated and demonstrated dose-dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study of GSBR-1290 in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well- tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from a Japanese ethno-bridging study of GSBR-1290. These data demonstrated that GSBR-

1290 was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”) over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. GSBR-1290 also showed significant reduction in weight in the obesity cohort at 8 weeks, and significant reductions in hemoglobin A1c (“HbA1c”) and weight in the T2DM cohort. In June 2024, we reported positive topline data from our Phase 2a obesity study, in which GSBR-1290 demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Furthermore, we explored a new tablet formulation of GSBR-1290 in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an IND to the FDA to support initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of GSBR-1290 in approximately 220 adult participants living with obesity (body mass Index ≥ 30 kg/m2), or overweight (body mass index ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants will start at 5mg of GSBR-1290 (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as pharmacokinetics of GSBR-1290. A second randomized, double-blind, placebo-controlled dose-range finding Phase 2 study of GSBR-1290, known as ACCESS II, aims to enroll approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The study is designed to evaluate two higher doses of GSBR-1290. Participants will start at 5mg of GSBR-1290 (or placebo) and will follow a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. We expect to dose the first patient in the ACCESS II study by the end of 2024. We expect to report topline data from both the ACCESS and ACCESS II studies in the fourth quarter of 2025.

In June 2024, we initiated a Phase 1 clinical study of LTSE-2578, our oral small molecule antagonist that targets the lysophosphatidic acid 1 receptor (“LPA1R”) for the treatment of idiopathic pulmonary fibrosis (“IPF”). The randomized, double-blind, placebo-controlled first-in-human clinical study is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $86.0 million and $65.1 million in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $292.6 million. Historically, prior to our IPO, we have financed our operations primarily through the private placement of equity securities. In February 2023, we completed our IPO of our ADSs, in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023. We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering, in which we issued and sold 10,427,017 ADSs, including the full exercise of the Underwriters’ Option, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2024, we have cash, cash equivalents and short-term investments of $915.3 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through at least 2027, including all GSBR-1290 studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical studies of GSBR-1290, and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war for the nine months ended September 30, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Israel-Hamas war, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of September 30, 2024, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by- Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by- Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of September 30, 2024, no milestone or royalty payments have been paid or accrued.

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of September 30, 2024, we have paid to Schrödinger an aggregate of $2.5 million. If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on a Aconcagua Collaboration Product-by- Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration

Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of September 30, 2024, no milestone or royalty payments have been paid or accrued.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
Operating expenses:
Research and development	$32,598	$17,515
General and administrative	13,238	8,630
Total operating expenses	45,836	26,145
Loss from operations	(45,836)	(26,145)
Interest and other income, net	11,951	2,688
Loss before income tax expense	(33,885)	(23,457)
Provision for income taxes	92	405
Net loss	$(33,977)	$(23,862)

Research and Development Expenses

Research and development expenses increased by $15.1 million, or 86%, to $32.6 million during the three months ended September 30, 2024, compared to $17.5 million during the three months ended September 30, 2023. The increase in research and development expenses was primarily due to increases in research and development expenses, and employee expenses, primarily due to an increase in personnel.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
Product candidate:
ANPA‑0073	$1,426	$808
GSBR‑1290	13,931	11,477
LTSE‑2578	2,569	1,577
Other	14,672	3,653
Total research and development expenses	$32,598	$17,515

General and Administrative Expenses

General and administrative expenses increased by $4.6 million, or 53%, to $13.2 million during the three months ended September 30, 2024, compared to $8.6 million during the three months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increases in employee expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $9.3 million to an income of $12.0 million during the three months ended September 30, 2024, compared to an income of $2.7 million during the three months ended September 30, 2023. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
Operating expenses:
Research and development	$75,327	$50,061
General and administrative	35,840	21,720
Total operating expenses	111,167	71,781
Loss from operations	(111,167)	(71,781)
Interest and other income, net	25,294	7,212
Loss before provision for income taxes	(85,873)	(64,569)
Provision for income taxes	174	548
Net loss	$(86,047)	$(65,117)

Research and Development Expenses

Research and development expenses increased by $25.3 million, or 50%, to $75.3 million during the nine months ended September 30, 2024, compared to $50.1 million during the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to increases related to employee expenses, primarily due to an increase in personnel, research and development expenses and consulting services, partially offset by a decrease in clinical trial expenses.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
Product candidate:
ANPA‑0073	$4,174	$3,221
GSBR‑1290	33,262	32,759
LTSE‑2578	6,905	3,952
Other	30,986	10,129
Total research and development expenses	$75,327	$50,061

General and Administrative Expenses

General and administrative expenses increased by $14.1 million, or 65%, to $35.8 million during the nine months ended September 30, 2024, compared to $21.7 million during the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increases in employee expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $18.1 million to an income of $25.3 million during the nine months ended September 30, 2024, compared to an income of $7.2 million during the nine months ended September 30, 2023. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher interest rates and cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In February 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering and received $512.7 million in net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $915.3 million and an accumulated deficit of $292.6 million.

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $86.0 million and $65.1 million in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $292.6 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering and received $512.7 million in net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $915.3 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical trials of GSBR-1290, and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(80,169)	$(57,759)
Investing activities	(392,141)	(87,598)
Financing activities	514,648	169,902
Net increase in cash and cash equivalents	$42,338	$24,545

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $80.2 million, consisting of a net loss of $86.0 million, partially offset by non-cash charges of $2.4 million and an decrease in net operating assets of $3.5 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation and non-cash lease expenses, partly offset by net gain from accretion of net investment discounts. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities and accounts payable, partly offset by an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in operating lease liabilities.

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

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $392.1 million, consisting primarily of net purchases of short-term investments.

During the nine months ended September 30, 2023, net cash used in investing activities was $87.6 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $514.6 million, consisting primarily of proceeds from our Follow-On Offering of $514.6 million, net of underwriting discounts and commissions.

During the nine months ended September 30, 2023, net cash provided by financing activities was $169.9 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, partially offset by payment of deferred offering costs of $3.1 million.

Contractual Obligations

As of September 30, 2024, our contractual obligations consist of facilities lease payments totaling $4.8 million, with $2.0 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements for additional information.

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

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the nine months ended September 30, 2024.

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

As of June 30, 2024, the end of our second fiscal quarter and the date of assessment for our filer status, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and we will also not be able to take advantage of certain scaled disclosures available to smaller reporting companies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $86.0 million and $89.6 million for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $292.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical trials of GSBR-1290, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

Even if we succeed in developing and obtaining marketing approval for one or more product candidates, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development (“R&D”) and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our ADSs and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of September 30, 2024 will be sufficient to fund our operating expenses and key clinical milestones through at least 2027, including all GSBR-1290 studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We are in the early stages of our development efforts and have three product candidates, GSBR-1290, ANPA-0073 and LTSE-2578, in early clinical development. We completed a Phase 1 SAD study of GSBR-1290 in healthy volunteers in September 2022 for T2DM and obesity. Furthermore, we initiated the Phase 1b MAD study in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023. We also initiated the dosing of the Phase 2a study in May 2023. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which GSBR-1290 was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss up to 4.9% placebo-adjusted, supporting once-daily dosing. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023, in which GSBR-1290 was generally well-tolerated with no treatment-related SAEs, no AE-related discontinuation in obesity and only one adverse event-related discontinuation in T2DM. Furthermore, GSBR-1290 demonstrated significant reductions in HbA1c and weight at 12 weeks in T2DM. We further reported topline Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks and positive topline data in June 2024, in which GSBR-1290 achieved a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Due to the preliminary, topline nature of these results and the length of the study and sample size, these results are not necessarily indicative of the results for our future clinical trials for GSBR-1290 and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1R agonists (“GLP-1RAs"). In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. We reported data from a formulation bridging study of a tablet formulation of GSBR-1290 in June 2024. Based on the successful results, the tablet formulation will be used in future GSBR-1290 studies. In July 2024, we submitted and IND to the FDA to support initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled clinical trial that will enroll approximately 220 adults living with living with obesity, or overweight with a comorbidity. The ACCESS study is designed to evaluate multiple doses of GSBR-1290 up to 120mg over 36 weeks, following a four-week titration schedule. A second randomized, double-blind, placebo-controlled Phase 2 study of GSBR-1290, known as ACCESS II, aims to enroll approximately 82 adults living with obesity, or overweight with a comorbidity, and is designed to evaluate GSBR-1290 at higher doses of 180mg and 240mg over 36 weeks. We expect to dose the first patient in the ACCESS II study by the end of 2024. We expect to report topline data from both the ACCESS and ACCESS II studies in the fourth quarter of 2025 and from an additional Phase 2 study of GSBR-1290 for T2DM, which we expect to initiate by the end of 2024.

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

Even if our clinical trials are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical trials that are based on preclinical studies and early clinical trials, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate GSBR-1290 for obesity and T2DM and ANPA-0073 and LTSE-2578 for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to obtain FDA approval to market our product candidates, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. In addition, before we can initiate clinical trials for any product candidate, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission, and we are also required to submit comparable applications to foreign regulatory authorities for clinical trials outside of the United States. In July 2024, we submitted an IND to the FDA to support initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study. We expect to dose the first patient in the ACCESS II study by the end of 2024. We expect to report topline data from both the ACCESS and ACCESS II studies in the fourth quarter of 2025 and from an additional Phase 2 study of GSBR-1290 for T2DM, which we expect to initiate by the end of 2024. We may be required to obtain additional FDA approval prior to being able to evaluate GSBR-1290 at higher doses of 180 mg and 240 mg under our ACCESS II study, and we have not previously tested such higher doses to know if they have a favorable safety or tolerability profile. If we are unable to obtain such additional FDA approval, we may not be able to conduct our ACCESS II study as planned.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials with a broader group of patients, or as use of these product candidates becomes more widespread if they receive marketing approval, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by participants. Many times, side effects are only detectable after investigational product candidates are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our current product candidates and any future product candidates has serious or life-threatening side effects or other side effects that outweigh the potential therapeutic benefit, the development of the product candidate may fail or be delayed, or, if the product candidate has received marketing approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition. In particular, because we are developing our product candidates for chronic indications, the FDA and applicable foreign authorities will likely require that our product candidates demonstrate a higher level of safety over a longer period of time than would be the case for product candidates intended for short-term use. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market GSBR-1290, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We completed a Phase 1 SAD study for GSBR-1290 in healthy volunteers in September 2022. We reported topline data for the Phase 1b MAD study in September 2023. We also reported topline data for the 12-week Phase 2a clinical trial in December 2023. We further reported interim Phase 2a obesity cohort data, in which GSBR-1290 demonstrated significant reductions in weight at 8 weeks and positive topline data in June 2024, in which GSBR-1290 achieved a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Due to the preliminary, topline nature of these results and the length of the study and sample size, these results are not necessarily indicative of the results for our future clinical trials for GSBR-1290 and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). We also reported results from a Japanese ethno-bridging study and findings from 6- and 9-month toxicology studies demonstrating encouraging safety to support advancing into Phase 2b development. We also reported successful results from a formulation bridging study to evaluate a tablet formulation of GSBR-1290 in June 2024. In July 2024, we submitted an

IND to the FDA to support initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled clinical trial that will enroll approximately 220 adults living with obesity, or overweight with a comorbidity. The ACCESS study is designed to evaluate multiple doses of GSBR-1290 up to 120mg over 36 weeks, following a four-week titration schedule. A second randomized, double-blind, placebo-controlled Phase 2 study of GSBR-1290, known as ACCESS II, aims to enroll approximately 82 adults living with obesity, or overweight with a comorbidity, and is designed to evaluate GSBR-1290 at higher doses of 180mg and 240mg over 36 weeks. We expect to dose the first patient in the ACCESS II study by the end of 2024. We expect to report topline data from both the ACCESS and ACCESS II studies in the fourth quarter of 2025 and from an additional Phase 2 study of GSBR-1290 for T2DM, which we expect to initiate by the end of 2024. Additionally, we completed our Phase 1 SAD and MAD study for ANPA-0073 in healthy volunteers for IPF in September 2022. In June 2024, we initiated a Phase 1 clinical trial of LTSE-2578. The randomized, double-blind, placebo-controlled first-in-human clinical trial is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have had no interactions with the FDA or applicable foreign authorities and cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

Because we have limited financial and managerial resources, we focus on specific product candidates, indications and discovery programs. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued using our platform technologies. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, in recent years, a number of companies have entered the drug discovery industry utilizing different artificial intelligence (“AI”) approaches. The success of other such AI approaches to drug discovery could create more competition for us. We believe that we must continue to invest a significant amount of time and resources in our platform technologies to maintain and improve our competitive position.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for our product candidates are currently provided by a single-source supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the proposed BIOSECURE Act targets U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern, which currently include WuXi AppTec and WuXi Biologics and certain of their respective subsidiaries and affiliates, and authorizes the U.S. government to include additional Chinese biotechnology companies of concern. The House version of the BIOSECURE Act includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act was passed on September 9, 2024 in the U.S. House of Representatives, and a substantially similar bill has been proposed in the U.S. Senate. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, companies could be potentially restricted from pursuing U.S. federal government business or funding if they continue to use partners identified as “biotechnology companies of concern” beyond the grandfathering period. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If the BIOSECURE Act become law, or similar laws or restrictions are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our active pharmaceutical ingredients and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

Further, AI presents additional risks and challenges, especially as the use of these technologies becomes more important to our operations over time. Generative AI may be used improperly or inappropriately which could lead to the tainting of our proprietary information and render us unable to qualify for patent protection. Their use by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. Our use of generative AI platforms may lead to novel and urgent cybersecurity risks, which may adversely affect our operations and reputation, as well as the operations of any third-party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Regulators could limit our, or any third-party collaborator’s ability to develop or implement AI-based technologies as part of measures taken against us or any third-party collaborators in particular or as a consequence of broader legislation, which could have an adverse effect on our or any third-party collaborators’ business, results of operations and financial conditions. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/Machine Learning, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.

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

We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo

Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Phamaceuticals, Progen Holdings, Pep2Tango, Metsera, QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen and Biomed Industries. Additionally, we are aware of APJR targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJR targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Pipeline Therapeutics.

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

As of September 30, 2024, we had 148 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, as well as our proposed sales and marketing programs. In addition, we may be subject to health information privacy and security laws by the federal government, the states and other jurisdictions in which we may conduct our business. The laws that may affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws, such as the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information, and state and local laws that require the registration of pharmaceutical sales representatives; and
●	state and foreign laws that govern the privacy and security of personal information, including health-related information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. HHS has and will continue to issue and update guidance as these programs are implemented. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the upcoming U.S. presidential and Congressional elections. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

On July 10, 2021, the Cyberspace Administration of China (“CAC”) published a draft revision to the existing Cybersecurity Review Measures for public comment (the “Revised Draft CAC Measures”). On January 4, 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the “Draft Management Regulations”) for public comment. On September 24, 2024, the State Council released the final version of the Draft Management Regulations (the “Management Regulations”), which will come into effect on January 1, 2025. Under the Management Regulations, data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Management Regulations reiterate that data processors shall be subject to national security review pursuant to relevant provisions if they carry out data processing activities which affect or may affect national security.

As of the date of this Quarterly Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Management Regulations. Based on our understanding of the Revised CAC Measures, and the Management Regulations when it comes into effect in January 2025, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Management Regulations when it comes into effect in January 2025, will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Draft Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Management Regulations or other laws and regulations related to privacy, data protection and information security.

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

In addition to seeking patent protection for our product candidates and technologies, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-

how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. We expect to rely on CROs and third parties to generate chemical molecules and important research data. Any disclosure, either intentional or unintentional, by our employees or third-party consultants and vendors or CROs that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

The HFCA Act also provides that if an auditor of a U.S. listed company’s financial statements is not subject for three consecutive “non-inspection years” after the HFCA Act becomes effective, the SEC must prohibit the securities of such issuer from being traded on a U.S. national securities exchange. However, in June 2021, the U.S. Senate passed the AHFCA Act which amends the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is subject to two “non-inspection years” instead of three. On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing, Pre-Eminence in Technology, and Economic Strength Act of 2022, which contained, among other things, an identical provision. In December 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered accounting firms headquartered in Mainland China and in Hong Kong. Also, in December 2021, the SEC adopted final amendments to its rules implementing the HFCA Act and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCA Act. This rule stated that only the principal accountant, as defined by Rule 2-05 of Regulation S-X and PCAOB AS 1205, is “deemed ‘retained’ for purposes of Section 104(i) of the Sarbanes-Oxley Act and the Commission’s determination of whether the registrant should be a Commission Identified Issuer.” In December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in Mainland China and Hong Kong. As a result, until such time as the PCAOB issues a new determination, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCA Act. However, while vacating those determinations, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in Mainland China or Hong Kong as a result of a position taken by any authority there, the PCAOB would act to immediately issue a new determination.

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

The material weakness was remediated as of June 30, 2024. See Part I. Item 4. “Controls and Procedures— Remediation of the Previously Reported Material Weakness” of this Quarterly Report.

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

As of September 30, 2024, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 21% of the voting power of our outstanding share capital. Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In addition, promptly following the completion of our IPO, we filed a registration statement registering the issuance of approximately 22,099,376 ordinary shares (which may be in the form of ADSs) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional ordinary shares (or ADSs), including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares (or ADSs) registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act. If these additional shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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

We have never declared or paid a dividend on our ordinary shares in the past, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, you should not rely on an investment in our ADSs to provide dividend income. Our board of directors has complete discretion as to whether to distribute dividends, subject to certain restrictions under Cayman Islands law, including that our company may only pay dividends out of profits or out of the credit standing in our share premium account, and provided always that in no circumstances may a dividend be paid if it would result in our inability to pay our debts as they fall due in the ordinary course of business. In addition, our shareholders may, subject to our amended and restated memorandum and articles of association, by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. As a result, capital appreciation, if any, on our ADSs will be your sole source of gains for the foreseeable future.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company as discussed below, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. As of June 30, 2024, the end of our second fiscal quarter and the date of assessment for our filer status, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with our Annual Report on Form 10-K for the fiscal year ending December 31, 2024. To prepare for compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We have continued steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts to date and continued efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404.

We are currently an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our ADSs less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2028, the last day of the fiscal year ending after the fifth anniversary of our IPO or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period prior to such time. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards, and therefore we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies for as long as we are an emerging growth company.

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

As of June 30, 2024, the end of our second fiscal quarter and the date of assessment for our filer status, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and we will also not be able to take advantage of certain scaled disclosures available to smaller reporting companies.

Since shareholder rights under Cayman Islands law differ from those under U.S. law, you may have difficulty protecting your shareholder rights.

We are an exempted company limited by shares incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records, other than the amended and restated memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies. The Registrar of Companies of the Cayman Islands shall make available the list of the names of the current directors of the Company (and where applicable the current alternate directors of the Company) for inspection by any person upon payment of a fee by such person. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended September 30, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated July 30, 2021, by and between the registrant and the investors named therein.	S-1	333-269200	4.4	January 12, 2023

10.1*	Separation and Consulting Agreement, dated September 12, 2024, by and between the Registrant and Mark Bach.					X

10.2*	Offer Letter, dated September 12, 2024, by and between the Registrant and Blai Coll.					X

10.3*	Offer Letter, dated September 7, 2024, by and between the Registrant and Ashley Hall.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Indicates management contract or compensatory plan or arrangement.

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

Date: November 13, 2024

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)