Form 10-K
period 2024-12-31
Structure Therapeutics Inc.
filed 2025-02-27
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,953.6 million, based on the closing price of the registrant’s ordinary shares represented by ADSs on the Nasdaq Global Market of $39.27 per ADS. In determining the market value of the voting equity held by non-affiliates, ordinary shares of the registrant beneficially owned by each director and officer and each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding ordinary shares of the registrant, par value $0.0001 per share, as of January 31, 2025 was 172,028,543, of which 162,671,754 ordinary shares were held in the form of ADSs.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual General Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements regarding:

●	the timing, progress and results of preclinical studies and clinical studies for our product candidates, including our product development plans and strategies;
●	the impact of data collection omissions at any of our clinical sites;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical studies;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	our expected use of net proceeds from our initial public offering and other financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and
●	other risks and uncertainties, including those described under Part I. Item 1A. “Risk Factors” in this Annual Report.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our American Depositary Shares (“ADSs”). The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have four product candidates, aleniglipron, ACCG-2671, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical studies or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have may conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (together with its affiliates, “Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I

Item 1. Business.

Overview

We are a clinical stage global biopharmaceutical company developing novel oral small molecule therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages both structure-based drug discovery and our expertise in computational chemistry to discover and develop small molecule therapeutics against G-protein coupled receptors (“GPCRs”). These important receptors regulate numerous and diverse physiological and pathological processes. In fact, approximately one in every three marketed medicines targets GPCR-associated pathways for the treatment of various metabolic, cardiovascular and pulmonary disorders. By leveraging our world-class GPCR know-how, we are designing differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies that target this family of receptors.

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in two Phase 2 clinical trials for the treatment of obesity, overweight and related conditions. Our obesity pipeline also includes ACCG-2671, an oral small molecule amylin receptor agonist development candidate in investigational new drug (“IND”)-enabling studies, multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide (“GIP”) and glucagon (“GCG”) receptors, as well as ANPA-0073, an oral small molecule agonist targeting the apelin (“APJ”) receptor in GLP-toxicology studies and Phase 2 ready. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone therapeutics aleniglipron or ACCG-2671, as demonstrated below. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus (“T2DM”), heart failure, sleep apnea, chronic kidney disease (“CKD”), osteoarthritis, metabolic dysfunction-associated steatotic liver disease (“MASH”) and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs.

Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potential potentially differentiated effectiveness and safety and, from a manufacturing standpoint, more scalable towards meeting global demand.

Metabolic Franchise Strategy: Fixed-Dose Combinations and Potential Indication Expansion

Obesity Market

Obesity is a complex, heterogeneous, chronic, and progressive disease, which substantially affects health, quality of life and mortality. “’Obesity” and “severe obesity” are defined by a body mass index (“BMI”) of greater than 30 and 40 kg/m2, respectively, with abnormal or excessive fat accumulation. “Overweight” is defined by a BMI of greater than 25 kg/m2.

Obesity has wide-ranging consequences on the health and wellbeing of individuals. The metabolic consequences of obesity include, but are not limited to, T2DM, MASH, hypercholesterolemia, chronic kidney disease, atherosclerotic cardiovascular disease, heart failure, osteoarthritis and sleep apnea. In the United States, 58% of adults with obesity have high blood pressure, a risk factor for heart disease and approximately 23% of adults with obesity have diabetes.

According to the Centers for Disease Control and Prevention, the prevalence of overweight and obesity in the United States between 2017 – 2020 was more than 100 million adults, representing approximately 42% of the population. During the same time, the prevalence of severe obesity was more than 22 million adults, representing approximately 9% of the population. Globally, obesity affects more than 890 million (13%) adults and has continued to increase in prevalence worldwide since the World Health Organization declared a global obesity epidemic. This deeply rooted and global health crisis represents a total addressable market of more than $100 billion annually.

Global Obesity Epidemic: Prevalence of Obesity and Overweight and Total Addressable Market

Currently Approved Peptide Treatments have Limitations

Currently approved GLP-1R agonists provide multiple beneficial effects in patients with T2DM, including excellent glycemic control with low risk of hypoglycemia, weight loss and protection against cardiovascular and renal complications. However, approved GLP-1R agonists have several shortcomings in terms of patient convenience, ease of dosing and cost.

Injectable peptide GLP-1R agonists require patients to self-inject, require inconvenient refrigerated storage and are costly. In addition, long acting GLP-1R agonists typically require long titration periods to reach an optimal dose for disease management in order to avoid treatment-associated gastrointestinal side effects, including nausea and vomiting.

Unfortunately, most patients today do not stay on therapy past a year, with discontinuation rates of 65% with injectable GLP-1R agonists after one year and up to 85% after two years as shown below. This means that patients are not benefitting from sustained weight loss and the long-term cardiometabolic benefits that GLP-1R agonist can provide.

Discontinuation Rates of Approved GLP-1R Agonist Treatment Over First Two Year of Treatment

Oral Small Molecules: A Solution for Long-Term Maintenance Therapy

We believe there is a significant opportunity for oral small molecules to enable patients to continue GLP-1R agonist treatment for sustained weight loss and long-term cardiometabolic benefits.

For example, oral semaglutide (Rybelsus), the first approved oral GLP-1R peptide agonist, provides an option for patients who are unable or unwilling to self-administer injectable therapies. However, Rybelsus requires a stringent dosing protocol and dosing with up to four ounces of water and no food or beverage within 30 minutes. Additionally, the product’s absorption enhancer may affect the absorption of other concomitantly administered oral medications.

Thus, we believe there is a significant unmet medical need for orally administered GLP-1R agonists that meet or exceed efficacy and safety parameters of available drugs with less stringent preparation requirements. Existing constraints that should be eliminated or minimized include: restrictive food or fluid dosing protocols, refrigeration and maintenance of effective concentrations throughout the dosing interval without interfering with the absorption of concomitant medications while offering the potential for combination products with other glucose-lowering agents or other commonly co-administered therapies.

In addition, the high prevalence of obesity and overweight together with the broad interest in currently approved GLP-1R peptides have contributed to past drug shortages for Wegovy and Zepbound. Moreover, the scalability of weekly GLP-1R peptide injectables may be limited by fill-finish capacity and device requirements, while the scalability to large populations of oral GLP-1R analog peptides, including oral semaglutide, may be limited by large drug substance requirements arising from their poor bioavailability.

We believe we are well-positioned to overcome the limitations of existing peptide therapies through the development of novel oral small molecule therapeutics via our differentiated technology platform and approach.

Our Technology Platform and Approach

Our next generation, structure-based drug discovery platform is based on techniques that our founders have evolved over 25 years, which enables us to generate small molecule product candidates designed to overcome the historical limitations of GPCR drug development (see subsection titled “Challenges of GPCR Therapeutics Discovery and Development” below). As shown below, we believe our insights and capabilities for visualizing three-dimensional ligand and target protein structures combined with computational chemistry capabilities of our co-founder and strategic partner, Schrödinger, give us significant competitive advantages in highly efficient and rational drug design. We design our novel compounds by combining our knowledge of GPCR structures together with advanced physics-based computational methods, which we believe allows us to predict the binding affinity of molecules to the target site with a high degree of accuracy.

Our Technology Platform Repeatedly Delivers New Oral Small Molecules

We believe the strengths of our platform position us to develop oral small molecule drugs that can deliver biologic-like activity and specificity. Oral small molecules can address many of the key limitations of biologic and peptide drugs, thereby significantly improving patient access. We believe this is particularly important for the most prevalent chronic diseases including those involving the metabolic, cardiovascular and pulmonary systems.

Oral small molecules have large-scale manufacturing advantages and are generally more cost-effective to produce than peptides. As shown below, we have a current manufacturing capacity of 6,000 tons/year of aleniglipron, which is enough to supply treatment to more than 120 million patients per year.

Potential Differentiation for Aleniglipron on Scalable Manufacturing

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

The following table summarizes key information on our current product candidates:

Our Strategy

Our mission is to discover and develop broadly accessible oral therapeutics to treat a wide range of chronic diseases with unmet medical need through advancements in structure-based drug discovery and computational chemistry. The key pillars of our business strategy to achieve this mission include:

•	Invest in and leverage our next generation structure-based drug discovery platform to drive innovations in GPCR targeted therapies and beyond. Our platform has the potential to transform the treatment paradigm for a wide range of chronic diseases with unmet medical need. We are continually growing our position as a leader in structure-based drug discovery and development by incorporating platform innovations that have the potential to expand the therapeutic opportunity of this field. We are integrating advancements in computational chemistry, molecular imaging technologies, structural biology techniques and machine learning while continuing to deepen our understanding of GPCR signaling pathways and pharmacology. We intend to expand into other key emerging areas where we can leverage our platform to develop orally-available molecules against targets that historically have been limited to peptides or biologics.
•	Advance our metabolic franchise including our GLP-1R and amylin backbone therapies, establishing a foundation for additional opportunities. Our franchise approach involves developing next generation GLP-1R and amylin receptor agonists, designed with customized properties to achieve maximum benefit. Based on compelling data generated from our clinical and preclinical studies, we believe that our lead GLP-1R candidate, aleniglipron, has the potential to be a differentiated treatment for obesity. Based on preclinical data, we believe that our lead oral small molecule amylin development candidate, ACCG-2671, has the potential to be the first-in-class oral small molecule amylin treatment option for obesity. In addition, our program is focused on the development of orally-available small molecules in combination with GLP-1R and/or amylin, including glucose-dependent insulinotropic polypeptide receptor (“GIPR”), GCG receptor (“GCGR”), as well as the APJ receptor for selective or muscle-sparing weight loss.

•	Pursue additional opportunities in chronic diseases. Chronic diseases pose a major burden to patients and healthcare systems worldwide and there is an urgent need for effective and more accessible treatment options. We are evaluating LPA1R antagonism in idiopathic pulmonary fibrosis, or IPF and are currently conducting a Phase 1 first-in-human study. We plan to continue to harness insights on GPCR targets, particularly among metabolic, endocrine, pulmonary and cardiovascular indications, and leverage our platform to fuel our pipeline.
•	Maximize the potential of our platform and portfolio through strategic partnerships. We have established value- and capability-enhancing collaborations with Schrödinger, our co-founder and strategic partner. We intend to continue to explore additional collaborations with third parties to further strengthen our platform capabilities and enable expansion of our portfolio. We plan to leverage our platform for external opportunities where partners bring additional disease biology understanding, drug development and commercial expertise, regional insights or other complementary capabilities.

Our Programs

Aleniglipron (GSBR-1290) – Oral Small Molecule Selective GLP-1R Agonist for Obesity

Overview and Timeline

Our most advanced product candidate, aleniglipron, is an oral and biased small molecule agonist of GLP-1R, a validated GPCR drug target for obesity, currently in two Phase 2 clinical studies for the treatment of obesity, overweight and related conditions.

We completed our Phase 1 single ascending dose (“SAD”) study of aleniglipron in September 2022. Aleniglipron was generally well tolerated and demonstrated dose-dependent pharmacokinetic (“PK”) and pharmacodynamic (“PD”) activity. We submitted an IND application to the FDA to support initiation of a Phase 1b study in T2DM and obesity and received FDA allowance in September 2022. We initiated the Phase 1b multiple ascending dose (“MAD”) study of aleniglipron in January 2023 and completed dosing in otherwise healthy overweight subjects in March 2023.

In May 2023, we submitted a protocol amendment to the FDA and initiated dosing of the Phase 2a proof-of-concept study in T2DM and obesity. We reported topline data for the 28-day Phase 1b MAD study in September 2023, in which aleniglipron was generally well-tolerated with no adverse event-related discontinuations and demonstrated an encouraging safety profile and significant weight loss of up to 4.9% placebo-adjusted, supporting once-daily dosing. In December 2023, we reported clinically meaningful topline data from our Phase 2a T2DM cohort, interim results from our Phase 2a obesity cohort and topline data from a Japanese ethno-bridging study of aleniglipron. These data demonstrated that aleniglipron was generally well-tolerated, with no treatment-related serious adverse events (“SAEs”) over 12 weeks, with only one participant discontinuing the study due to adverse events in the T2DM cohort and none in the obesity cohort. Aleniglipron also showed significant reduction in weight in the obesity cohort at 8 weeks and significant reductions in hemoglobin A1c (“HbA1c”) and weight in the T2DM cohort. In June 2024, we reported positive topline data from our Phase 2a obesity study, in which aleniglipron demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120 mg. Furthermore, we explored a new tablet formulation of aleniglipron in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an IND to the FDA to support the initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024.

In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (BMI ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as PK of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The study is designed to evaluate two higher doses of aleniglipron. Participants start at 5 mg of aleniglipron (or placebo) and follow a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in the ACCESS and ACCESS II studies, and we expect to report topline data from both studies in the fourth quarter of 2025.

Aleniglipron Design and Discovery

We are developing aleniglipron, a biased orally-available small molecule GLP-1R agonist, initially as a treatment for obesity and related diseases. Due to its significant preclinical activity and oral availability, we believe that aleniglipron has the potential to be a differentiated treatment with no restrictions on diet or concomitant therapies.

Aleniglipron Analog Bound GLP-1R Cryo-EM Structure

Aleniglipron was designed through our internal structure-based drug discovery platform. As shown above, multiple small molecules bound to GLP-1R structures have been generated to guide iterative chemistry design efforts. Aleniglipron is also designed to be a biased GPCR agonist, which only activates the G-protein pathway without β-arrestin signaling at therapeutic doses, thereby avoiding receptor internalization and de-sensitization. In an intravenous glucose tolerance test in non-human primates (“NHPs”), aleniglipron increased glucose-dependent insulin secretion to a similar level achieved by liraglutide, an approved injectable GLP-1R agonist. In a repeat food intake study in NHPs, aleniglipron showed a significant decrease in body weight relative to the placebo and surpassed that seen with liraglutide.

Aleniglipron Non-clinical Safety Pharmacology and Toxicology Studies

A standard battery of nonclinical safety pharmacology studies (central nervous system, cardiovascular and respiratory) has been completed with aleniglipron with no findings anticipated to be of clinical relevance. Genotoxicity assessments demonstrated an absence of genotoxicity potential.

In the 4-week and 13-week GLP toxicology study in rats, the no-observed-adverse-effect level (“NOAEL”) dose was considered to be 1000 mg/kg/day, the highest dose tested. In the 4-week and 13-week GLP toxicology study in NHPs, aleniglipron showed pharmacologically related events such as inappetence and bodyweight loss, which were reversible with sufficient recovery periods. There were no aleniglipron related deaths during the course of study and no aleniglipron related changes in organ weights, gross and histopathology examinations at the end of the dosing and recovery periods. In the 13-week study, NHPs of both sexes in all dose groups, including in the control group, had minimal to moderate multifocal necrosis/infiltration in the liver. The root cause of these liver abnormalities was not determined, but these findings were considered unrelated to aleniglipron. The FDA reviewed our 13-week GLP toxicology studies in rats and NHPs and agreed that these liver abnormalities were not considered a new non-clinical safety signal related to aleniglipron.

In nonclinical animal models, aleniglipron demonstrated statistically significant decreases in blood glucose concentration and increases of insulin secretion.

In a recent 6-month GLP toxicology study in rats, aleniglipron demonstrated a NOAEL dose at 1000 mg/kg/day, which supports an estimated more than 100-fold safety window up to 120 mg human dose. We also conducted a 9-month NHP GLP toxicology study and found no test article-related change in heart rates or QTc intervals. No meaningful increases in the liver enzymes, ALT/AST, were observed in either the rat or NHP study. There were no significant findings in embryo-fetal developmental toxicology studies in rats and rabbits.

Aleniglipron Phase 2a Study in Obesity and Diabetes

In June 2024, the Company reported positive topline data from the Phase 2a obesity study in which GSBR-1290 demonstrated a clinically meaningful and statistically significant placebo-adjusted mean weight loss of 6.2% at 12 weeks (p<0.0001) and generally favorable safety and tolerability results following repeated, daily dosing up to 120 mg. The Company also reported data from a new tablet formulation of GSBR-1290 in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks. PK data support proportional exposure between 60 and 120 mg and once-daily oral dosing of GSBR-1290.

Phase 2a Body Weight Change from Baseline

Capsule to Tablet PK Study Body Weight Change from Baseline

Aleniglipron Safety and Tolerability Results

Aleniglipron demonstrated an encouraging safety and tolerability profile following repeated, daily dosing for all doses studied (up to 120 mg) in the obesity and T2DM cohorts, with results summarized as follows:

•	The majority (88 to 96%, depending on study arm) of adverse events (“AEs”) reported were mild to moderate.
•	There were no SAEs related to study drug.
•	As expected for this mechanism of action, leading AEs were gastrointestinal-related. The two most common AEs were nausea and vomiting.

•	There were no cases of elevated liver enzymes in the obesity cohort. One participant in the T2DM treatment group experienced an event of elevated liver enzymes without an increase in bilirubin initially at day 8 while receiving 5 mg of study drug. This participant was diagnosed with fatty liver disease while in the study.
•	Of the 60 participants dosed with aleniglipron, only one participant discontinued the study due to AEs related to study drug (none in the obesity cohort and one (2.8%) in the T2DM cohort).

Summary of Treatment Emergent Adverse Events (“TEAEs”)

	Phase 2a TDM Cohort			Phase 2a Obesity Cohort
	(12-week data)			(12-week interim data)
	Aleniglipron	Aleniglipron		Aleniglipron
	45 mg	90 mg	Placebo	120 mg	Placebo
Event, N (%)	(n=10)	(n=26)	(n=18)	(n=24)	(n=16)
Any TEAE	10 (100)	25 (96.2)	8 (44.4)	23 (95.8)	11 (68.8)
Any TEAE by maximum severity
Mild	2 (20)	6 (23.1)	6 (33.3)	6 (25)	9 (56.3)
Moderate	7 (70)	17 (65.4)	2 (11.1)	17 (70.8)	2 (12.5)
Severe	0	2 (7.7)	0	0	0
Any SAEs	1 (10)	1 (3.8)	0	0	0
Any SAEs related to study drug	0	0	0	0	0

Aleniglipron Efficacy Results

Aleniglipron demonstrated clinically meaningful activity in T2DM cohort. There was a statistically significant HbA1c reduction (-1.01 to -1.02%, placebo-adjusted) at Week 12 (Table 1). The study demonstrated a statistically significant and clinically meaningful reduction in weight at Week 12 (-3.26% to -3.51%, placebo-adjusted) (Table 2). Weight loss continued to decrease through Week 12.

Table 1: T2DM Cohort Least Square Means Difference (“LSM”) Change in HbA1c from Baseline to 12 Weeks (%)*

	Aleniglipron	Aleniglipron
	45 mg	90 mg	Placebo
	(n=10)	(n=26)	(n=18)
LSM HbA1c change from baseline (%)	-0.79	-0.84	0.18
% HbA1c change placebo-adjusted (LSM,	-1.01	-1.02
95% confidence interval (CI))	(-1.73, -0.29)	(-1.59, -0.44)
P-value vs. placebo	p= 0.008	p= 0.001

*LSM, CI and p-value from Mixed Model for Repeated Measures

Table 2: T2DM Cohort LSM Change in Weight from Baseline (%)*

	Aleniglipron	Aleniglipron
	45 mg	90 mg	Placebo
	(n=10)	(n=26)	(n=18)
LSM weight change from baseline (%)	-3.32	-3.22	0.04
% weight change placebo-adjusted (LSM,	-3.51	-3.26	—
95% CI)	(-5.58, -1.43)	(-5.17, -1.36)
P-value vs. placebo	p= 0.0019	p= 0.0013	—

*LSM, CI and p-value from Mixed Model for Repeated Measures

ACCG-2671 – Oral Small Molecule Amylin Receptor Agonist for Obesity

Overview

We are advancing our amylin oral small molecule program and have declared our development candidate, ACCG-2671. In preclinical studies, ACCG-2671 demonstrated sub-nanomolar in vitro functional activity on amylin and calcitonin receptors, and in vivo reduction in food intake, resulting in weight loss. We expect to initiate Phase 1 clinical study of ACCG-2671 in the fourth quarter of 2025.

The amylin receptor system is complex, and its complexity is present at various levels as shown here and in the figure below:

•	First (starting from left figure panel): At the receptor level, there are three amylin receptors, AMY1/2/3 receptors. They are heterodimers formed by the calcitonin receptor CTR and the co-receptor RAMP1/2/3. There is an equilibrium between calcitonin receptor and Amylin receptors.
•	Second: At the agonist level, there are two types of agonists: DACRA and SARA
o	DACRA, stands for Dual Amylin and Calcitonin Receptor Agonists, which binds both the amylin receptor and calcitonin receptor.
o	SARA, stands for Selective Amylin Receptor Agonist, which preferentially binds to the amylin receptor.
•	Third: Different agonists bind to the amylin receptor or calcitonin receptor and form different receptor-agonist complexes. These complexes could differ in stability, conformation, G protein/b-arrestin recruitment and activation status and cAMP signaling.

The amylin receptor pocket is large, making small molecule discovery challenging.

The amylin receptor pocket is large, making small molecule discovery challenging. Despite these challenges, we have successfully discovered what we believe is the first amylin small molecule agonist.

Amylin is co-secreted with insulin from β pancreatic cells upon nutrient delivery to the small intestine as a satiety signal, acts upon sub-cortical homeostatic and hedonic brain regions, slows gastric emptying and suppresses post-prandial GCG responses to meals. Therefore, new pharmacological amylin analogues can be used as potential anti-obesity medications in individuals who are overweight or obese.

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

In December 2024, we announced the selection of ACCG-2671 as our lead oral amylin agonist for the treatment of obesity. ACCG-2671 was designed as an oral small molecule DACRA and is expected to enter Phase 1 clinical development in the fourth quarter of 2025. In addition, we have initiated GMP manufacturing to support GLP toxicology studies and early clinical development.

In preclinical studies, ACCG-2671 demonstrated potent and balanced in vitro activities toward amylin and the calcitonin receptors. ACCG-2671 also further demonstrated robust in vivo efficacy and a PK and safety profile supporting once-daily oral dosing in humans.

ACCG-2671 Demonstrated Sub-nanomolar Potency of DACRA Activity

ACCG-2671 Achieved Cagrilintide-like Efficacy in Preclinical DIO Rat Model

Lastly, given our most advanced oral small molecule amylin position, we are continuing to work on multiple generations, and we expect to declare additional development candidates in the future.

GIP and GCG Receptor Oral Small Molecule Obesity Programs

Overview

Beyond our GLP-1R and amylin receptor programs, we are developing next generation oral incretins for potential combination therapy with GLP-1R or amylin candidates. These include small molecule candidates targeting GIPR and GCGR, each designed with customized properties to achieve additional benefit.

In our GIPR program, we have identified multiple GIPR agonist, dual GLP-1R/GIPR agonist and GIPR antagonist hits for small molecule GIPR modulation. We believe GLP 1R/GIPR modulation has the potential to provide a differentiated treatment in obesity.

Recent third-party clinical data showed tirzepatide, a GLP-1R/GIPR modulator, was superior to semaglutide with respect to glycemic control. The glycated hemoglobin level target of less than 5.7% (normoglycemia) was met in 27% to 46% of the T2DM patients who received tirzepatide compared to 19% of those who received semaglutide. The body weight reduction and gastrointestinal-related side effects were similar to the GLP-1R agonists. In addition, many patients who received tirzepatide were noted to have improved biomarkers of insulin sensitivity.

We have obtained both GIP and tirzepatide bound GIPR structures along with GLP-1R structures to guide our small molecular design.

Multiple Structures of Ligand Bound GLP-1R, GIPR, GCGR

As shown above, representative three-dimensional structures of the incretin GPCRs (e.g., GIPR, GLP-1R, Glucagon receptor) are available for structure-based drug discovery. This structural data enables the design of dual and tri modulators of this important class of metabolic GPCRs. The GIPR model shown below suggests that one of our dual GLP-1/GIPR agonists may extend to fill the pocket (highlighted in color) occupied by our GLP-1/GIPR agonist hits. Multiple approaches were applied for hit identification, including a screen of our proprietary incretin compound library. Weak antagonists and agonists were identified. After several rounds of structure activity relationship evolution, a full potential GLP-1R/GIPR antagonist and initial dual GLP-1R/GIPR agonist hit leading to the discovery of an optimized dual GLP-1R/GIPR agonist hit. While displaying different GIPR activity, both compounds still maintained certain levels of GLP-1R activities. We are planning to select a development candidate in 2025.

GIPR Agonist/dual Agonist/antagonist Hits Identified for Potential GLP-1R Combinations

In our GCG program, we have identified multiple GCGR agonist and dual GLP-1R/GCGR agonist hits for small molecule GCGR modulation. GCG is primarily expressed in the liver and therefore GCGR agonists could play an important role in liver-mediated diseases, specifically MASH.

ANPA-0073- Oral Small Molecule APJ Receptor Agonist for Selective Weight Loss

ANPA-0073 is our biased APJ receptor agonist. In September 2022, we completed a Phase 1 SAD and MAD study evaluating ANPA-0073 in healthy human volunteers, in which it was generally well tolerated. We are currently conducting long term GLP-toxicology studies of ANPA-0073, which is Phase 2 ready, to be used in combination with weight loss medicines for selective or muscle-sparing weight loss

Apelin is a peptide hormone that binds to the APJ receptor. It is involved in various physiological functions and expressed in human and murine skeletal muscles and widely distributed in the body. Depending on the cell type studied, APJ receptor activation enhances extracellular signal-regulated kinases, AMPK, AKT and p70S6 kinases and the inhibition of cAMP production. Activation of these pathways would result in worthwhile increases in the protein content of skeletal muscles. Apelin has in fact proved beneficial in maintaining muscle and could potentially counteract age-associated atrophy.

We are currently conducting long term GLP-toxicology studies of ANPA-0073, which is Phase 2 ready, to be used in combination with weight loss medicines for selective or muscle-sparing weight loss.

APJ Receptor Biased Agonism is a Potential Differentiator for ANPA-0073

	BIASED SELECTIVITY
	β-ARRESTIN
COMPOUND ID	SIGNALING/cAMP	INTERNALIZATION/cAMP
Apelin Peptide	1.33	1.47
AMG-986	0.86	1.00
BMS-986224	3.80	3.80
ANPA-0073	18.02	3,074
ANPA-137	28.20	1,411

ANPA-0073 Phase 1 Safety Data in Healthy Volunteers

In September 2022, we completed a two-part, 96 subject, first-in-human Phase 1 SAD and MAD study for ANPA-0073 in 48 healthy adult volunteers between the ages of 18 and 55. The objective was to assess drug safety and PK. The first part of this study was a SAD study, involving eight cohorts of eight participants assigned to receive a single dose of ANPA-0073 or placebo in a 3:1 ratio. Doses from 2 mg to 600 mg across the eight cohorts were evaluated. The second part of the study was a MAD study, including four cohorts of eight subjects receiving sequential ascending doses of ANPA-0073 daily for seven days, increasing from 75 mg to 500 mg once daily.

ANPA-0073 was generally well tolerated at all dose levels administrated in the SAD and MAD parts of this Phase 1 study.

In the study, PK parameters of systemic exposure, Cmax and AUC, increased with doses of ANPA-0073 across the dose range from 75 mg to 500 mg.

In the SAD cohorts, no SAEs and no adverse changes in laboratory tests were observed. Among the AEs reported, five were considered moderate TEAEs and the remaining were mild in severity. AEs did not result in any early terminations or subject discontinuations from participation in this study. No study stopping criteria were met and no significant changes or trends in hematology, blood chemistries, vital signs or electrocardiogram (“ECG”) measurements were noted. The following table shows all TEAEs that were reported:

ANPA-0073 Phase 1 SAD TEAEs

In the MAD portion of the Phase 1 study, no SAEs and no adverse changes in laboratory tests were observed. Among the AEs reported, twelve were considered moderate TEAEs and the remaining were mild in severity. AEs did not result in any early terminations or subject discontinuations from participation in this study. No study stopping criteria were met and no significant changes or trends in hematology, blood chemistries, vital signs or ECG measurements were noted. The following table shows all TEAEs that were reported:

ANPA-0073 Phase 1 MAD TEAEs

We have initiated the 26-week chronic GLP-toxicology studies in rats and 39-week studies in dogs that we believe will be required by regulatory agencies to continue dosing beyond 13 weeks in Phase 2. We are also evaluating ANPA-0073 for selective or muscle-sparing weight loss.

LTSE-2578 – Oral Small Molecule LPA1R Antagonist for IPF

Additionally, we are developing an antagonist that targets lysophosphatidic acid 1 receptor (“LPA1R”), a GPCR implicated in responses to tissue injury and pro-fibrotic processes, for the treatment of IPF. We have demonstrated substantial anti-fibrotic activity of our LPA1R antagonists in mouse models of fibrotic lung disease and we selected a development candidate, LTSE-2578, in January 2023. In June 2024, we initiated our first-in-human Phase 1 study of LTSE-2578.

We believe LTSE-2578 is a differentiated molecule because it demonstrated potent in vitro and in vivo activity in preclinical IPF models and dose dependent inhibition of histamine release as the pharmacodynamic marker. We have completed IND-enabling studies including 28-day GLP-toxicology studies in dogs and rats. In June 2024, we initiated a Phase 1 clinical study of LTSE-2578. This randomized, double-blind, placebo-controlled first-in-human clinical study is designed to investigate the safety, tolerability and PK of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants and expect to report initial data in 2025.

IPF Disease Background

IPF is a life-threatening chronic interstitial lung disease characterized by progressive fibrosis of lung tissue leading to impaired blood oxygenation, progressive deterioration in lung function and ultimately respiratory failure. IPF occurs primarily among patients between the ages of 50 and 70 years and is associated with high mortality, with median survival time between three- and five-years following diagnosis. Estimated prevalence of IPF is 13 to 20 per 100,000 people worldwide. In the United States, approximately 100,000 people are affected, and 30,000 to 40,000 new cases are diagnosed each year.

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

The most common symptoms of IPF are shortness of breath, persistent cough, fatigue and weight loss, severely impacting quality of life. Given the non-specific nature of these symptoms, IPF is challenging to diagnose, particularly in the early stages of disease.

Current Treatments for IPF and Unmet Medical Need

Currently, there are two FDA-approved drugs for the treatment of IPF, Esbriet (pirfenidone) and Ofev (nintedanib).

Pirfenidone exhibits anti-fibrotic, anti-inflammatory and antioxidant properties through down-regulation of key pro-fibrotic growth factors including TGF-β, inhibition of inflammatory cytokines production and release and reduction of lipid peroxidation and oxidative stress. In Phase 3 studies, pirfenidone slowed disease progression and functional decline in patients with IPF and showed a reduced risk of mortality. Common adverse effects of pirfenidone include gastrointestinal intolerance such as nausea, diarrhea and dyspepsia and skin reactions, including rash and photosensitivity.

Nintedanib is an intracellular inhibitor that targets multiple tyrosine kinase growth factor receptors (vascular endothelial growth factor receptors 1 3, fibroblast growth factor receptors 1 3 and platelet-derived growth factor receptors α and β). By inhibiting these receptors, nintedanib interferes with processes implicated in IPF pathogenesis, including proliferation and migration of lung fibroblasts and differentiation of fibroblasts to myofibroblasts. Nintedanib may also have a mortality benefit. Its most frequent side effects are diarrhea and nausea.

Both drugs are recommended by the most recent treatment guidelines from 2015. These therapeutics slow disease progression, but do not offer a cure. The two-year mortality rate is 36% and 39% after treatment of nintedanib and pirfenidone, respectively. Safety and tolerability concerns, which resulted in a 20% to 30% discontinuation rate due to side effects, limit therapeutic usage and there remains an unmet medical need for IPF patients. Despite these limitations, these two drugs have generated total sales of $3.6 billion in 2020.

LPA1R Pathway and Target Biology

Lysophosphatidic acid (“LPA”) is a bioactive lipid that exerts potent extracellular signaling through its interaction with several GPCRs, mediating important cellular responses, such as proliferation, migration and cytoskeletal reorganization.

LPA/LPA1R in IPF Pathogenesis

As shown above, upon injury to certain cells in the lung, LPA levels increase and activate LPA1R. In published third-party preclinical studies, LPA1R activation promoted pro-fibrotic processes, including accumulation of fibroblasts; genetic or PD inhibition of LPA1R attenuated bleomycin induced lung fibrosis by mediating fibroblast recruitment and vascular leak.

We believe that LPA1R has been clinically validated as a potential target based on proof-of-concept data from a third party, randomized, double blind, placebo-controlled Phase 2 study of an LPA1R antagonist (BMS 986020) in patients with IPF. Patients in the 600 mg BID cohort exhibited significantly slower rates of forced vital capacity decline from baseline to 26 weeks versus placebo. Although the compound was generally well tolerated, dose-related hepatobiliary toxicity in some patients led to early termination of the study. After conducting additional toxicology investigations, BMS reported that hepatobiliary toxicity was likely caused by inhibition of bile acids efflux transporters such as Bile Salt Export Pump (“BSEP”). Second generation LPA1R antagonists (BMS 986278) with minimal BSEP inhibition by BMS are currently in clinical development.

We believe that LPA1R can also be used to treat progressive pulmonary fibrosis (“PPF”), which is defined as the presence of at least two of the three criteria, which are worsening respiratory symptoms, functional decline and radiological progression in patients with interstitial lung disease with radiological pulmonary fibrosis for known or unknown reasons other than IPF, within the previous year. A conditional recommendation has been made for nintedanib in the treatment of PPF, and further studies are needed for pirfenidone.

As illustrated below, we utilized the available protein structural information to collaborate with Schrödinger. After validation and customization with an initial set of compounds for retrospective analysis, Schrödinger’s Free Energy Perturbation (“FEP”) was utilized and suggested potency in the prospective analysis. This customized model greatly expedited the iterative lead optimization process and helped us to achieve candidate selection efficiently.

Iterative LPA1R Structure-based Drug Discovery

LTSE-2578 Preclinical Data

In an in vivo PK and PD study, mice were orally dosed with LTSE-2578 and challenged by LPA at one hour and at 12 hours after dosing. Plasma was collected at two minutes post-LPA challenge and histamine level was measured as a pharmacodynamics biomarker. As shown below, LTSE-2578 demonstrated reductions in histamine release at doses ≥ 0.06 mg/kg, as compared to approximately 45 ng/mL and approximately 201 ng/mL for BMS’s first generation (BMS 986020) and second generation (BMS 986278) LPA1R antagonists, respectively.

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

GPCRs as a Therapeutic Target Family

GPCRs form the largest human membrane protein family, consisting of approximately 800 identified members as illustrated below. GPCRs are involved in several vital physiological functions, such as immune system regulation and inflammation, autonomic nervous system transmission, behavioral and mood regulation, sensory transmission and maintenance of homeostasis. Therefore, they are important targets for numerous therapeutics with approximately 475 drugs on the market to date acting at over 100 unique GPCRs. Importantly, more than 220 GPCRs have not yet been explored as clinical targets, hence representing a broad and untapped therapeutic potential for addressing global healthcare needs.

Phylogenetic Tree of GPCR Targets

GPCR targeting drugs have successfully delivered significant patient benefit resulting in large market opportunities in many therapeutic areas. Examples include liraglutide (Victoza for T2DM), aripiprazole (Abilify for schizophrenia, bipolar disorder and depression), montelukast (Singulair for asthma), valsartan (Diovan for hypertension), metoprolol (Lopressor for hypertension, angina and myocardial infarction) and clopidogrel (Plavix for myocardial infarction and stroke). GPCR related drugs are the largest drug class accounting for approximately 27% of global pharmaceutical sales with estimated aggregate sales of $890 billion between 2011 and 2015.

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

GPCRs signal not only through G-proteins, but also through β-arrestins and other non-G-protein transducers. Β-arrestins play an essential role in many physiological and pathological processes, and they are involved in the desensitization, internalization, sequestration and trafficking of GPCRs. Certain GPCR ligands are capable of simultaneously activating both G-protein and non-G-protein mediated signaling pathways, which can lead to a variety of physiologic as well as pathologic effects.

Challenges of GPCR Therapeutic Discovery and Development

Despite tremendous advancements in structure-based drug design and development, GPCR drug discovery and development remains challenging.

•	Similarity between the binding sites of GPCRs and related receptors can cause off-target toxicities: All GPCRs have the same overall three-dimensional architecture but the specific endogenous binding site is unique due to the placement of amino acid side chains shaping the binding site. For instance, the early sphingosine 1 phosphate 1 receptor (“S1P1R”) agonist Gilenya led to the development of a new class of therapy for the treatment of multiple sclerosis, but had exhibited bradycardia as a side effect due in part to sphingosine 1 phosphate 3 receptor (“S1P3R”) activity, a very closely related S1P1 receptor subtype. The next generation S1P1R agonist Zeposia was designed using structural information by Receptos, Inc. to remove the S1P3 and other activities and therefore did not have the same side effect profile as Gilenya.
•	GPCRs are involved in diverse downstream signaling pathways which can result in side effects: GPCRs interact with a range of molecules, including G-protein and non-G-protein transducers including β-arrestin. Signaling pathway selectivity results from agonist-induced specific receptor conformation and when targeting GPCRs involved in multiple signaling pathways, both therapeutic benefits and side effect issues may arise.

•	Expression levels of GPCRs are low and create significant hurdles to structural and PD characterization: Recombinant protein expression of GPCRs remains extremely challenging. Expression levels of GPCRs are low and improvement of expression level continues to be mainly empirical and resource-consuming. GPCRs are complex membrane proteins that require a stable membrane environment throughout the purification process to avoid destabilization and aggregation.
•	GPCR structural visualization is complex making GPCR structure-based drug discovery challenging: Structure-based drug design requires rapid iterations of GPCR structures in complex with specific new ligands to determine their effects on conformation. This is well established through robust crystallography platforms for soluble drug targets. Cryo-EM has helped accelerate the membrane protein field, but the methods still require substantial expertise and execution.

Drug discovery approaches targeting GPCRs have evolved from traditional approaches including high throughput screening to rational design for enhanced activity, tailor-made signaling response and improved selectivity, which leads to improved safety and tolerability profiles.

Our Structure-Based Drug Discovery Technology Platform

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

As shown below, our technology platform allows us to determine feasibility, optimize the design of and efficiently generate families of potent and highly selective small molecule candidates.

Structure Therapeutics Integrated Technology Platform from Target to IND

Oral small molecules have the potential to address the key limitations of biologic and peptide drugs, such as high cost and patient inconvenience, thereby significantly improving patient access. We believe this is particularly important for the most prevalent chronic diseases including those involving the endocrine, cardiovascular and pulmonary systems. We believe the strengths of our technology platform will enable us to develop oral small molecule drugs that can deliver biologic-like activity and specificity.

GPCR Target Prioritization

We start with target prioritization by focusing on validated GPCR targets that do not have attractive small molecule solutions. We then prioritize by assessing the feasibility of a small molecule solution for these targets and market opportunities of their respective target indication.

Expertise in GPCR Structure-Based Drug Discovery

GPCRs are difficult to characterize structurally because they are composed of seven transmembrane domains, have low expression and are unstable outside of the cell membrane environment. While structure-based approaches have been utilized for decades in soluble protein drug discovery, recent breakthrough advancements in computational chemistry, artificial intelligence, machine learning and electron microscopy are redefining the field of GPCR structure-based drug discovery.

Visualization of GPCR Structure and Binding Site Interactions

As shown above, our structure-based technology platform combines direct visualization of protein receptor binding interactions with advanced simulation of molecular motion and signal transduction. Site 1 is considered to be the orthosteric or primary binding site for receptor activation. Site 2 is on the surface of the receptor, often referred to as the allosteric site and may potentially regulate receptor activation signaling. By visualizing and analyzing how different ligands bind to a particular target and specific sites and affect their conformational dynamics, we believe we are able to efficiently convert biologics and peptides into more accessible, patient-accommodating oral small molecules. In addition, we can enhance the pharmaceutic properties of our small molecules with the aim of eliciting the desired function while maintaining superior pharmaceutical properties.

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

Family Members with Determined Structures are Highlighted within the Tree, and their Binding Pockets with the Ligand

Four Character Code at End of Each Image is Protein Data Bank ID.

Further optimization of compounds powered by our excellence in medicinal chemistry led us to identify potent and selective oral small molecule product candidates.

Partnership with Schrödinger Leveraging its Cutting-Edge Computational Chemistry Capability

We have collaborations with Schrödinger on the iteration and optimization of GPCR lead compounds using various next-generation physics-based computational technologies. Schrödinger is a scientific leader in chemical simulation, accurate physics-based methods, which includes among many technologies, FEP and in silico drug discovery. Its’ computational platforms integrate predictive physics-based methods with machine learning to evaluate billions of compounds in silico, achieving experimental accuracy on properties such as binding affinity and solubility. Through this iterative process, we can accelerate evaluation and optimization of molecules in silico ahead of synthesis and assay and then further optimize them through additional cycles of computation analysis.

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

Safety Assays

We have proactively used cell and animal-based safety assays to better screen out unwanted side effects, such as liver, cardiovascular and central nervous system toxicity at the initial stages of lead optimization, and we have designed molecules to help minimize safety risks at every step. Our in-depth understanding of GPCR signaling pathway provides us insights to design biased molecules when necessary to mitigate any unwanted liabilities while maintaining the desired activities.

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

For our product candidates, we will, in general, initially pursue patent protection covering compounds, compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, process of making, formulation and dosing regimen-related claims as appropriate.

In total, our patent portfolio comprises over 350 patents and patent applications, as of December 31, 2024, filed in various jurisdictions worldwide. This includes over 95 issued patents that are owned by our wholly-owned subsidiaries. Our patent portfolio for our product candidates is outlined below.

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

Aleniglipron (GSBR-1290):GLP-1 Receptor Program

For our GLP-1R program, our wholly-owned subsidiary Gasherbrum Bio, Inc. is the sole owner of 24 patent families. These include patents and patent applications directed to our lead product candidate aleniglipron and its analogs, solid forms and methods of treating conditions associated with GLP-1R activity. These patents and patent applications, to the extent they issue (or in the case of priority applications, if issued from future non-provisional applications that we file), are expected to expire between 2041 and 2045, without accounting for potentially available patent term adjustments or extensions.

ACCG-2671: Amylin Receptor Program

For our oral small molecule Amylin program, our wholly-owned subsidiary Aconcagua Bio, Inc. (“Aconcagua”) is the sole owner of 6 patent families. These include patent applications relating to compounds and compositions of matter for treating conditions associated with amylin receptor activity, including ACCG-2671 and its analogs and methods of treating conditions associated with amylin receptor activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire between 2044 and 2045, without accounting for potentially available patent term adjustments or extensions.

GIP and GCG Receptor Programs

For our oral small molecule GIPR program, our wholly-owned subsidiary Gimigela Bio, Inc. is the sole owner of 3 patent families. These include patent applications relating to compounds and compositions of matter for treating conditions associated with GIPR activity and methods of treating conditions associated with GIPR activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire in 2045, without accounting for potentially available patent term adjustments or extensions.

ANPA-0073: APJ Receptor Program

For our APJ receptor program, our wholly-owned subsidiary Annapurna Bio, Inc. is the sole owner of 5 patent families. These include patents and patent applications directed to our lead product candidate ANPA-0073 and its analogs, solid forms and methods of treating conditions associated with APJ receptor activity. These patents and patent applications, to the extent they issue (or in the case of priority applications, if issued from future non-provisional applications that we file), are expected to expire between 2039 and 2045, without accounting for potentially available patent term adjustments or extensions.

LTSE-2578: LPA1 Receptor Program

For our LPA1R program, our wholly-owned subsidiary Lhotse Bio, Inc. (“Lhotse”) is the sole owner of 5 patent families. These include patents and patent applications relating to compounds and compositions of matter for treating conditions associated with LPA1R activity, including LTSE-2578 and its analogs and methods of treating conditions associated with LPA1R activity. These patents and patent applications, to the extent they issue (or in the case of priority applications, if issued from future non-provisional applications that we file), are expected to expire between 2041 and 2044, without accounting for potentially available patent term adjustments or extensions.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of December 31, 2024, we have paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (“Collaboration Compound”) that is discovered or developed under the Lhotse-Schrödinger Agreement (“Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Collaboration Product-by-Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse owned patent claim covering the composition of matter of the Collaboration Compound contained in such Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Collaboration Product in such country (“Royalty Term”).

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of December 31, 2024, we have paid to Schrödinger an aggregate of $3.3 million.

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

If any of our product candidates are approved for the indications for which we expect to conduct clinical studies, they will compete with the foregoing therapies and currently marketed drugs, as well as any drugs potentially in development. It is also possible that we will face competition from other pharmaceutical approaches as well as other types of therapies. The key competitive factors affecting the success of all our programs, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition, and availability of reimbursement.

Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting GLP-1R has been approved for the treatment of diabetes or obesity. We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024), Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine), and Merck (licensed HS-10535, an oral small molecule GLP-1, from Hansoh Pharma). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Phamaceuticals, Progen Holdings, Pep2Tango, Metsera, QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen Biomed Industries and Verdiva Bio. In addition, there are a number of companies developing product candidates for diabetes and obesity utilizing approaches with different mechanisms of action, including but not limited to sodium-glucose cotransporter-2 inhibitors.

We are aware of APJ receptor targeted product candidates in development for IPF and systemic sclerosis interstitial lung disease by Apie Therapeutics. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure.

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

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal or sensitive information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations have been enacted or proposed that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, California passed the California Consumer Privacy Act of 2018 (“CCPA”) as amended by the Consumer Privacy Rights Act of 2020 (“CPRA”), Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation (“EU GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom (“UK”) GDPR (“UK GDPR”) which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR relating to fines up to the greater of £17.5 million or 4% of global turnover.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Regulation

Government Regulation of Pharmaceutical Product Development and Approval

U.S. Regulation of Pharmaceutical Product Development and Approval

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state and local rules and regulations requires the expenditure of substantial time and financial resources. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in compliance with applicable regulations, including the FDA’s good laboratory practices (“GLP”) regulations;
●	submission to the FDA of an Investigational IND which must become effective before human clinical studies may begin;
●	approval by an institutional review board (“IRB”) or ethics committee representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical studies in accordance with applicable good clinical practices (“GCPs”) and other clinical trial-related regulations, to establish the safety and efficacy of the proposed drug product for its proposed indication;
●	preparation and submission to the FDA of an NDA together with payment of user fees;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMP”);
●	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Preclinical Studies and Clinical Studies

The preclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, evaluating purity and stability, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations, including GLPs where applicable. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, submission of an IND does not guarantee the FDA will allow clinical studies to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug product to human subjects or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which establish standards for conducting, recording data from, and reporting the results of clinical studies, and are intended to assure that the rights, safety, and well-being of study participants are protected. GCPs also include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical studies are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active and before approval, progress reports summarizing the results of the clinical studies and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Further, each clinical trial must be reviewed and approved by each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits.

The IRB also reviews and approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and completed clinical trial results to public registries.

Clinical studies are generally conducted in three sequential phases that may overlap or be combined, known as Phase I, Phase II and Phase III clinical studies.

●	Phase I: The drug is initially introduced into a small number of healthy volunteers or patients with the target disease or condition who are initially exposed to a single dose and then multiple doses of the drug candidate. These studies are designed to assess the metabolism, pharmacologic action, dosage tolerance, side effects associated with increasing doses, and safety of the drug, and if possible, to gain early evidence on effectiveness.
●	Phase II: The drug is administered to a limited patient population with a specified disease or condition to evaluate optimal dosage and dosing schedule. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy.
●	Phase III: The drug is administered to an expanded number of patients, generally at multiple sites that are geographically dispersed, in well-controlled clinical studies to generate enough data to demonstrate the efficacy of the drug for its intended use, its safety profile, and to establish the overall benefit/risk profile of the drug and provide an adequate basis for drug approval and labeling of the drug product.

Post-approval studies, sometimes referred to as Phase IV clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical studies as a condition of NDA approval.

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, cGMPs impose extensive procedural, substantive and recordkeeping requirements to ensure and preserve the long-term stability and quality of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA Submission and FDA Review Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of non-clinical studies and of the clinical studies, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. Under the Prescription Drug User Fee Act, as amended (“PDUFA”) each NDA must be accompanied by an application user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug program fee for human drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may re-analyze clinical trial data and may also audit data from clinical studies to ensure compliance with GCP requirements.

After the FDA evaluates the application, manufacturing process and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter (“CRL”) An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL usually describes all of the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If a drug receives marketing approval, such approval will be granted for particular indications and may be significantly limited to specific diseases, dosages, or patient populations. Further, the FDA may require that certain contraindications, warnings or precautions be included in the drug labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical studies and surveillance to monitor the effects of approved drugs. For example, the FDA may require so-called Phase IV testing which involves clinical studies designed to further assess a drug’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved drugs that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of a drug or biological product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of drugs. Drug approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

Pediatric Studies

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must also submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-Phase II meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies, and/or other clinical development programs.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

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

Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical studies in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical studies.

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

Rest of the World Regulation of Pharmaceutical Product Development and Approval

For other countries outside of Asia and the United States, such as countries in Europe, Latin America or other parts of Asia, the requirements governing the conduct of clinical studies, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical studies must be conducted in accordance with applicable GCP requirements and the applicable regulatory requirements and ethical principles.

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
●	the Federal Food, Drug, and Cosmetic Act (“FDCA”), which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” and their subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including private insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

U.S. Health Care Reform

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Affordable Care Act (“ACA”) was passed which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Additional healthcare reform initiatives may be adopted in the future, particularly in light of the upcoming recent U.S. presidential and Congressional elections.

Other Significant Chinese Regulation Affecting Our Business Activities in China

Chinese Regulation of Foreign Investment

The establishment, operation and management of corporate entities in China are governed by the Company Law of the People’s Republic of China (the “PRC Company Law”), which was adopted by the SCNPC in December 1993, implemented in July 1994, and subsequently amended in December 1999, August 2004, October 2005, December 2013 and October 2018. Under the PRC Company Law, companies are generally classified into two categories: limited liability companies and companies limited by shares. The PRC Company Law also applies to foreign-invested limited liability companies. The most recent amendment of the PRC Company Law was adopted in December 2023 and came into effect on July 1, 2024, which introduced multiple updates to the current PRC Company Law with regard to, among others, the capital contribution liability, corporate governance structure and responsibilities of directors, supervisors, senior managers, controlling shareholders and actual controllers.

Investment activities in China by foreign investors are governed by the Guiding Foreign Investment Direction, which was promulgated by the State Council on February 11, 2002 and came into effect on April 1, 2002, and the latest Special Administrative Measures (Negative List) for Foreign Investment Access (2024) (the “Negative List”), which was promulgated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), and National Development and Reform Commission (“NDRC”), on September 26, 2024 and took effect on November 1, 2024. The Negative List set out in a unified manner the restrictive measures, such as the requirements on shareholding percentages and management, for the access of foreign investments, and the industries that are prohibited for foreign investment. The Negative List covers 11 industries, and any field not falling in the Negative List shall be administered under the principle of equal treatment to domestic and foreign investment.

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

Chinese Regulation of Labor Protection

On July 10, 2021, the Cybersecurity Administration of China (the “CAC”) published a draft revision to the existing Cybersecurity Review Measures for public comment (the “Revised Draft CAC Measures”). On January 4, 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) for public comment. On September 24, 2024, the State Council released the final version of the Draft Management Regulations (the “Management Regulations”), which came into effect on January 1, 2025. Under the Management Regulations, online data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Management Regulations reiterate that online data processors shall be subject to national security review pursuant to relevant provisions if they carry out data processing activities which affect or may affect national security.

As of the date of this Annual Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator”, “online platform service provider” or “online data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Management Regulations. Based on our understanding of the Revised CAC Measures and the Management Regulations, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over Chinese national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures and the Management Regulations will be interpreted or implemented. For example, neither the Revised CAC Measures nor the Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Management Regulations or other laws and regulations related to privacy, data protection and information security. For additional information, see the sections titled “Risk Factors — Risks Related to Doing Business in China and Our International Operations — Compliance with China’s new Data Security Law, Cybersecurity Review Measures, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme on cyber security and any other future laws and regulations may entail significant expenses and could affect our business” and “Risk Factors — Risks Related to Doing Business in China and Our International Operations — The approval of, filing or other procedures with the CSRC or other Chinese regulatory agencies may be required in connection with issuing securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures” in this Annual Report.

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

Regulations on Securities Offering and Listing Outside of China

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and increased supervision of overseas listings by China-based companies, and propose to take effective measures, such as promoting the construction of relevant regulatory systems to regulate the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) promulgated a new set of regulations consisting of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 163 full-time employees, 57 of whom have a Ph.D. or M.D. Of these 163 employees, 119 were engaged in research and development activities and 44 were engaged in business development, finance, information systems, facilities, human resources or administrative support. Seven of the non-research and development-based employees were based in Shanghai, China and one based in the UK, while the other 36 resided in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our principal executive office is located at 601 Gateway Blvd., Suite 900, South San Francisco, California 94080 and our telephone number is (650) 457-1978. The principal executive office of our research and development operations is located at Unit 01, 11th floor, Lane 2889, Jinke Road, Pudong New Area, Shanghai, People’s Republic of China, 201203. Our telephone number at this address is 86 21 61215839. Our current registered office in the Cayman Islands is located at the offices of International Corporation Services Ltd., P.O. Box 472, 2nd Floor, Harbour Place, 103 South Church Street, George Town, Grand Cayman KY1-1106, Cayman Islands.

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

We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at ir.structuretx.com, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The information we post through these channels is not a part of this Annual Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical studies, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Further, aleniglipron, our product candidate for obesity, overweight and related conditions, ACCG-2671, our oral small molecule amylin receptor agonist development candidate for the treatment of obesity, ANPA-0073, our product candidate for selective or muscle-sparing weight loss, and LTSE-2578, our product candidates for IPF, and, are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $122.5 million and $89.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $329.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical studies of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical studies of aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Our expenses will increase substantially if our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of December 31, 2024, will be sufficient to fund our operating expenses and key clinical milestones through at least 2027, including all planned aleniglipron studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates, economic inflation and tariffs, the impact of the Russia/Ukraine conflict and Israel-Hamas war, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Our future funding requirements will depend on many factors, including:

●	the progress, costs, design, results of and timing of our planned and ongoing preclinical studies and clinical studies, including Phase 3 clinical studies of aleniglipron;
●	the willingness of the FDA or applicable foreign authorities to accept our clinical studies, as well as data from our planned and ongoing preclinical studies and clinical studies and other work, as the basis for review and approval of our product candidates;
●	the outcome, costs and timing of seeking and obtaining FDA and applicable foreign regulatory approvals;
●	the number and characteristics of product candidates that we pursue;

●	our need to expand our research and development capabilities, including further development of our structure-based drug discovery platform or in-licensing of complementary technologies;
●	the costs and timing associated with manufacturing our product candidates, and establishing commercial supplies and sales, marketing, and distribution capabilities;
●	our efforts to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or other intellectual property rights;
●	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the costs associated with operating as a public company;
●	the economic and other terms, timing of and success of our current and any future collaboration, licensing or other arrangements which we may enter in the future; and
●	the timing, receipt, and amount of sales from our potential products, if approved.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares in the Private Placement. In June 2024, we issued and sold an aggregate of 10,427,017 ADSs in the Follow-On Offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Risks Related to the Discovery, Development and Regulatory Approval of Product Candidates

Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.

The success of our business depends primarily upon our ability to identify novel product candidates based on our structure-based drug discovery platform and to successfully develop and commercialize those product candidates. While we have had favorable preclinical study and topline clinical trial results for certain of our development programs, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical studies or in obtaining marketing approvals or in commercializing such product candidates. We also may be unsuccessful in identifying additional product candidates using our platform, and any of our product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In particular, because all of our product candidates have been derived from our structure-based drug discovery platform, any failure of one of our development programs could create a perception that our other programs are less likely to succeed or that our discovery platform is not viable. Similarly, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value and potential of our discovery platform and resulting product candidates.

If any of these events occur, our ability to successfully discover, develop and commercialize any product candidates may be impaired and the value of our company could decline significantly.

We are early in our development efforts and only have four product candidates, aleniglipron, ACCG-2671, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have four product candidates, aleniglipron, ACCG-2671, ANPA-0073 and LTSE-2578, in early clinical development. In June 2024, we reported positive topline data from our Phase 2a obesity study, in which aleniglipron demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120 mg. Furthermore, we explored a new tablet formulation of aleniglipron in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an IND to the FDA to support the initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (BMI ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as PK of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The study is designed to evaluate two higher doses of aleniglipron. Participants start at 5 mg of aleniglipron (or placebo) and follow a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in the ACCESS and ACCESS II studies, and we expect to report topline data from both studies in the fourth quarter of 2025.

In June 2024, we initiated a Phase 1 clinical trial of LTSE-2578. The randomized, double-blind, placebo-controlled first-in-human clinical trial is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants and expect to report initial data in 2025.

Our other product candidates are still in the preclinical or discovery stages. We will need to progress early product candidates through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

●	completion of preclinical studies with favorable results;
●	successful enrollment in, and completion of, clinical studies;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical studies;
●	allowance to proceed with clinical studies under INDs by the FDA or under similar regulatory submissions by applicable foreign authorities for the conduct of clinical studies of our product candidates and our proposed design of future clinical studies;
●	demonstrating the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	receipt of regulatory approvals from applicable regulatory authorities, including NDAs from the FDA and maintaining such approvals;
●	making arrangements with third-party manufacturers, or establishing clinical and commercial manufacturing capabilities for our product candidates;
●	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
●	maintaining an acceptable safety profile of our products following approval; and
●	building and maintaining an organization of people who can successfully develop our product candidates.

We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical studies or in obtaining marketing approval thereafter. Given our early stage of development, it will take several years before we can demonstrate the safety and efficacy of a product candidate sufficient to warrant approval for commercialization, if we can do so at all. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical studies may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical studies or preclinical studies of a product candidate may not predict the results of later clinical studies of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, the preliminary topline nature of aleniglipron results and the length of the study and sample size, may render these results not necessarily indicative of the results for our future clinical studies for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical studies. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

Even if our clinical studies are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical studies that are based on preclinical studies and early clinical studies, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical studies. As we investigate aleniglipron and ACCG-2671 for obesity, ANPA-0073 for selective and muscle-sparing weight loss, and LTSE-2578 for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical studies and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

In order to obtain FDA approval to market our product candidates, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical studies. In addition, before we can initiate clinical studies for any product candidate, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission, and we are also required to submit comparable applications to foreign regulatory authorities for clinical studies outside of the United States. In July 2024, we submitted an IND to the FDA to support initiation of a Phase 2b study of aleniglipron in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study. We dosed the first patient in the ACCESS II study in the fourth quarter of 2024. We may be required to obtain additional FDA approval prior to evaluating aleniglipron at higher doses of 180 mg and 240 mg under our ACCESS II study. Since we have not previously tested these higher doses, we cannot be certain whether they have a favorable safety or tolerability profile. If we are unable to obtain such additional FDA approval, we may not be able to conduct our ACCESS II study as planned.

Clinical testing is expensive, time-consuming and subject to uncertainty. Conducting preclinical studies and clinical studies represents a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses.

Clinical studies may not be conducted as planned or completed on schedule, if at all. For example, in September 2023, we reported that a data collection omission had occurred at a clinical site that impacted the obesity cohort (120 mg dose level) of the Phase 2a study for aleniglipron, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants, and as a result of this data collection omission, we were delayed and reported interim Phase 2a obesity cohort data in December 2023, and topline 12-week obesity data in June 2024.

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with applicable regulatory authorities on trial design or implementation;
●	delays in obtaining regulatory authorization to commence a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective CROs, other vendors, or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors and trial sites;
●	delays in obtaining approval from one or more institutional review boards (“IRB”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
●	delays in recruiting suitable patients to participate in our ongoing and planned clinical studies;
●	changes to the clinical trial protocol;
●	clinical sites deviating from trial protocol such as the data collection omission we experienced at a clinical site as discussed above or dropping out of a trial;
●	delays in manufacturing sufficient quantities of our product candidates for use in clinical studies, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical studies;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	participants choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical studies;
●	lack of adequate funding to continue a clinical trial;
●	occurrence of AEs or SAEs associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of SAEs in clinical studies of the same class of agents conducted by other companies;
●	imposition of a temporary or permanent clinical hold by regulatory authorities;
●	selection of clinical trial end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	clinical studies producing negative or inconclusive results;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or applicable foreign authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or contamination or cross-contaminations of product candidates in the manufacturing process;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical studies, not performing our clinical studies on our anticipated schedule or consistent with the clinical trial protocol or other regulatory requirements or committing fraud; or

●	changes in regulatory requirements, guidance, or feedback from regulatory agencies that require amending or submitting new clinical protocols or otherwise modifying the design of our clinical studies.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such studies are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or applicable foreign authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or applicable foreign authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination and approval, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical studies in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical studies. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory requirements, as well as political, currency exchange and other economic risks relevant to such foreign countries. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with public health concerns. We have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical studies. We experienced delays in our patient enrollment and our supply chain as a direct result of COVID-19 on our suppliers’ ability to timely manufacture and ship certain supplies such as reagents and other lab consumables and due to the data collection omission at a clinical site as discussed above. These delays have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future product sales and regulatory and commercialization milestones. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. For example, to facilitate potential commercial-scale manufacturing, we expect to transition from capsule formulations of our product candidates used for early clinical studies to tablet formulations, including the addition of excipients, in later stage clinical studies. While these formulation transitions are common for small molecule drug candidates, we cannot guarantee that we will not encounter delays or unexpected results in bridging studies or implementing necessary changes to the manufacturing process. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring comparable products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, which could adversely affect our business, operating results and prospects.

Patient enrollment is a significant factor impacting the duration of our clinical studies, along with treatment duration and completion of required follow-up periods. Clinical studies may be prolonged, or we may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate as required by the FDA or applicable foreign authorities. For certain of our product candidates, including ANPA-0073, the conditions which we may evaluate include rare diseases with limited patient pools from which to draw. In some cases, patient populations for rare diseases are located at specific academic sites focused on such indications, often with multiple competing clinical studies. Potential patients for any planned clinical studies may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such studies. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical studies and monitoring such patients adequately during and after treatment. As noted above, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical studies. In addition, the process of finding and diagnosing patients may prove costly.

The eligibility criteria of our clinical studies, once established, may further limit the pool of available trial participants. If the actual number of patients with these diseases is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical studies, thereby delaying or preventing development and approval of our product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our studies.

The timely completion of clinical studies in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical studies for a variety of reasons. Patient enrollment and retention in clinical studies depends on many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	the design of the trial protocol;
●	the existing body of safety and efficacy data for the product candidate;
●	the number and nature of competing treatments and ongoing clinical studies of competing therapies for the same indication;
●	the proximity of patients to clinical sites;
●	the eligibility criteria for the trial;
●	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the ability to adequately monitor patients during a trial, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied;
●	the risk that patients will drop out of a trial before completing all site visits; and
●	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical studies. If we encounter any delays in enrolling such additional participants, this may further delay our clinical trial. In addition, any negative results we may report in clinical studies of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical studies, or prevent us or our partners from completing our clinical studies at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical studies, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical studies may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical studies and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

During the conduct of clinical studies, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical studies with a broader group of patients, or as use of these product candidates becomes more widespread if they receive marketing approval, illnesses, injuries, discomforts and other AEs that were observed in earlier studies, as well as conditions that did not occur or went undetected in previous studies, will be reported by participants. Many times, side effects are only detectable after investigational product candidates are tested in large-scale, Phase 3 studies or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our current product candidates and any future product candidates has serious or life-threatening side effects or other side effects that outweigh the potential therapeutic benefit, the development of the product candidate may fail or be delayed, or, if the product candidate has received marketing approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition. In particular, because we are developing our product candidates for chronic indications, the FDA and applicable foreign authorities will likely require that our product candidates demonstrate a higher level of safety over a longer period of time than would be the case for product candidates intended for short-term use. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical studies or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical studies. In our completed Phase 1 SAD and Phase 1b MAD study of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 2a study of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, decreased appetite, dyspepsia, and diarrhea. In our completed Phase 1 SAD and MAD study of ANPA-0073, the following adverse events occurred and were considered probably or possibly related to the study drug: blood creatine phosphokinase increase, dizziness, electrocardiogram T wave inversion, diarrhea, headache, lethargy, nausea, vomiting, chills, palpitations, and sinus tachycardia. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

In addition, if any of our product candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt a risk evaluation and mitigation strategy (“REMS”), to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. For example, the FDA has required that the product labels of approved drugs targeting GLP-1R include a black box warning related to the risk of thyroid C-cell tumors based on rodent carcinogenicity studies. While we have not yet conducted carcinogenicity studies for aleniglipron, because it also targets GLP-1R, it is possible that absent compelling data to the contrary, the FDA and applicable foreign authorities will similarly require a black box warning for aleniglipron if it is approved for marketing. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several other potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●	we may be required to change the way a product candidate is administered or conduct additional clinical studies;
●	we could be sued and held liable for harm caused to patients;
●	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties;
●	we may need to conduct a recall;
●	we may be forced to suspend marketing of that product, or decide to remove the product from the marketplace; and
●	the product may become less competitive, and our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.

As an organization, we have never conducted later-stage clinical studies or submitted an NDA, and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical studies in order to seek FDA or applicable foreign authority approval to market aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Carrying out clinical studies and the submission of NDAs is complicated. We have not conducted any later stage or pivotal clinical studies, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical studies for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we are currently planning for later stage interactions with FDA, and other foreign regulatory agencies however we cannot guarantee timely or shift alignment on our clinical trial designs, phase 3 dose rationale and overall size of the data base needed for any future marketing applications. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

The marketing approval processes of the FDA and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

The time required to reach approval by the FDA and applicable foreign authorities is unpredictable but typically takes many years following the commencement of clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate and it is possible that any product candidates we may seek to develop in the future will never obtain marketing approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive FDA marketing approval of an NDA.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical studies, and to the satisfaction of the FDA or applicable foreign authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical studies that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Results from nonclinical studies and clinical studies can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA and applicable foreign authorities may also require us to conduct additional preclinical studies or clinical studies for our product candidates either prior to or post-approval, or could object to elements of our clinical development program.

The FDA or applicable foreign authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for various reasons, including the following:

●	the FDA or applicable foreign authorities may disagree with the design or implementation of our clinical studies;
●	we may be unable to demonstrate to the satisfaction of the FDA or applicable foreign authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical studies may not meet the level of statistical significance required by the FDA or applicable foreign authorities for approval;
●	serious and unexpected drug-related side effects experienced by participants in our clinical studies or by individuals using drugs similar to our product candidates;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or applicable foreign authorities may disagree with our interpretation of data from preclinical studies or clinical studies;
●	the data collected from clinical studies of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain marketing approval in the United States or elsewhere, and we may be required to conduct additional clinical studies;
●	the FDA’s or the applicable foreign authority’s requirement for additional nonclinical studies or clinical studies;
●	the FDA or the applicable foreign authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates;

●	the FDA or applicable foreign authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or applicable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We have conducted, or may plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

We have conducted our initial clinical studies for aleniglipron and ANPA-0073 in Australia, and may conduct our Phase 1 studies for other drug candidates in Australia, China or other foreign countries. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or applicable foreign authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical studies are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any applicable foreign authority will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign authority does not accept such data, it would result in the need for additional studies, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We believe that clinical data generated in Australia and China or other foreign countries will be accepted by the FDA and its foreign equivalents outside of Australia; however, there can be no assurance the FDA or applicable foreign authorities will accept data from any other clinical studies that we may conduct in Australia, China or other foreign countries. If the FDA or applicable foreign authorities do not accept any such data, we would likely be required to conduct additional Phase 1 clinical studies, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

Conducting clinical studies outside the United States exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;

●	foreign exchange fluctuations;
●	compliance with foreign manufacturing, customs, shipment and storage requirements;
●	cultural differences in medical practice and clinical research; and
●	diminished protection of intellectual property in some countries.

Preliminary, topline and interim data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects. For example, topline results and the length of the study and sample size may render the results of our prior aleniglipron studies not necessarily indicative of the results for our future clinical studies for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). Due to the preliminary nature of these results and the length of the study and sample size, these results are not necessarily indicative of the final results for our clinical studies for aleniglipron. If the final data is materially different from the preliminary topline data reported, this could significantly harm our business prospects.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, it does not mean that comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining marketing approval in one jurisdiction may negatively impact the marketing approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical studies as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, furloughed critical employees and ceased critical activities. More recently, such agencies, including the FDA, have conducted layoffs and may, from time to time, conduct additional layoffs. If a prolonged government shutdown or significant layoffs occur, it could significantly impact the ability of the FDA and applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our active pharmaceutical ingredients and drug product for our product candidates are currently provided by a supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed prohibiting U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, which currently include WuXi AppTec and WuXi Biologics and certain of their respective subsidiaries and affiliates, and authorizes the U.S. government to include additional Chinese biotechnology companies of concern. This version of the BIOSECURE Act included a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Actor similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. Any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our active pharmaceutical ingredients and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not currently have the ability to independently conduct certain discovery research, preclinical studies and clinical studies for our product candidates. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical studies, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical studies are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs will be required to comply with the good laboratory practices (“GLPs”), and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct GLP-compliant preclinical studies and GCP-compliant clinical studies, we remain responsible for ensuring that each of our GLP preclinical studies and clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical studies before approving our marketing applications. For example, in September 2023, we announced that topline data from the obesity cohort of our Phase 2a trial of aleniglipron would be delayed because of a data collection omission by a clinical site, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical studies, which would delay the marketing approval process.

While we will have agreements governing their activities, our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain marketing approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

In addition, principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or applicable foreign authorities. The FDA or applicable foreign authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or applicable foreign authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or applicable foreign authorities and may ultimately lead to the denial of marketing approval of our current and future product candidates.

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

Research and development collaborations are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration, and may not commit sufficient efforts and resources, or may misapply those efforts and resources;
●	collaborators may not pursue development and commercialization of our structure-based drug discovery platform or collaboration product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results or changes in their strategic focus;
●	collaborators may delay, provide insufficient resources to, or modify or stop clinical studies for our structure-based drug discovery platform or collaboration product candidates;
●	collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our products or product candidates;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital and personnel to pursue further development or commercialization of our structure-based drug discovery platform or the applicable product candidates; and
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

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

In October 2020, Lhotse, our wholly-owned subsidiary, entered into the Lhotse-Schrödinger Agreement. In November 2023, Aconcagua, our wholly-owned subsidiary, entered into the Aconcagua-Schrödinger Agreement. Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See the discussion in Part I. Item 1. “Business—Lhotse Collaboration Agreement with Schrödinger, LLC” and Part I. Item 1. “Business—Aconcagua Collaboration Agreement with Schrödinger, Inc.” of this Annual Report.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product candidates, technology and product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

The industry in which we compete is characterized by rapid technological advancements, frequent introductions of new products and heavy competition. The discovery of new products and targets remain vital to our success and the implementation by us and by any third-party collaborators of AI technologies and processes, including advanced predictive analytics, computational approaches for drug discovery and so-called “generative” AI, has the potential to provide significant benefits in these areas. Use of AI in our efforts may be difficult to deploy successfully due to operational issues inherent in such methods. In particular, the AI algorithms utilize machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to ineffective product or target candidates and exposure to competitive and reputational harm. We face increased competition from other companies that are using AI and related methods for drug discovery, some of which have more resources than we do and may have developed more effective methods than we and any third-party collaborators have, which may reduce our and any third-party collaborator’s effectiveness in identifying potential targets and attracting additional collaborators to work with us. Even with the successful implementation of AI, we may fail to correctly identify indications and allocate resources efficiently, which could adversely impact our pipeline and ability to compete effectively.

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

Even if we obtain any marketing approval for our current or any future product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs, for any clinical studies that we may conduct post-

approval. Any marketing approvals that we receive for our current or future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 studies, and surveillance to monitor the quality, safety and efficacy of the drug.

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

If we fail to comply with applicable regulatory requirements following approval of our current or future product candidates, a regulatory authority may, among other things:

●	issue an untitled letter or warning letter asserting that we are in violation of the law;
●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
●	suspend or withdraw marketing approval;
●	suspend any ongoing clinical studies;
●	refuse to approve a pending NDA or NDA supplement, or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
●	restrict or suspend the marketing or manufacturing of the drug;
●	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
●	refuse to permit the import or export of product candidates; or
●	refuse to allow us to enter into supply contracts, including government contracts.

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

The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could cause changes to or delays in the drug review process, or suspend or restrict marketing approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would harm our business, financial condition, results of operations and prospects.

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

We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Phamaceuticals, Progen Holdings, Pep2Tango, Metsera, QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen and Biomed Industries. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Any failure to compete effectively could harm our business, financial condition and operating results.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical studies, commercial sales, pricing and distribution of our product candidates. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing, degree of success and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;
●	coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products;
●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
●	expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
●	the level of demand for any approved products, which may vary significantly;
●	future accounting pronouncements or changes in our accounting policies; and
●	the timing and success or failure of preclinical studies or clinical studies for our product candidates or any competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

As of December 31, 2024, we had 163 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

●	identify, recruit, integrate, maintain and motivate additional qualified personnel;
●	manage our development efforts effectively, including the initiation and conduct of clinical studies for our product candidates; and
●	improve our operational, financial and management controls, reporting systems and procedures.

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

In 2021, we formed two wholly-owned Australian subsidiaries, Annapurna Bio Pty Limited (“Annapurna AU”) and Gasherbrum Bio Pty Limited (“Gasherbrum AU”), to conduct various preclinical and clinical activities for our product and development candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our lead products in Australia, including conducting clinical studies. Furthermore, we have no assurance that the results of any clinical studies that we conduct for our product candidates in Australia will be accepted by the FDA or applicable foreign authorities.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible the ACA will be subject to judicial or Congressional challenges and amendments in the future.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the recent U.S. presidential and Congressional elections. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

We face an inherent risk of product liability exposure related to the testing of our current and any future product candidates in clinical studies and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold approximately $10.0 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical studies and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to obtain or maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile and third-party, cloud-based technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our sensitive information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on or transmitted between those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external exploits of our technology environment, including by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Further, many of our employees work remotely, which increases our vulnerability to cyberattacks. Cyberattacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, supply chain attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Threat actors direct significant disruptions of, or cyber incidents at, our or our third-party vendors’ and/or business partners’ information technology systems that could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in a variety of adverse effects, including financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical studies could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information would require substantial expenditures to remedy. If we or our third-party collaborators, consultants, contractors, suppliers, vendors or service providers were to suffer an actual or likely attack or breach, for example, that involves the unauthorized access to or use or disclosure of personal or health information for which we are responsible may require us, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions (including mandatory corrective action or requirements to verify the correctness of database contents), and consuming, distracting and expensive litigation, any of which could result in increased costs to us, and result in significant legal and financial exposure, or other harm to our business and reputation.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. While we have implemented security measures intended to protect our information technology systems and infrastructure, such measures may not successfully prevent service interruptions or security incidents.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and applicable foreign authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical studies or interactions with the FDA or applicable foreign authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a negative impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies and other obligations related to data security and privacy. Our or the third parties with whom we work (including our suppliers) actual or perceived failure to comply with such obligations could lead to government enforcement actions, which could include civil, criminal or administrative penalties, litigation (including class claims) and arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, adverse publicity, and other adverse business consequences, and could negatively affect our operating results and business, financial condition, results of operations, and prospects, and other adverse business consequences and could negatively affect our operating results and business, financial condition, results of operations and prospects.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical studies, sensitive third-party data, business plans, transactions, and financial information.

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

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical studies, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical studies, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, the United Kingdom’s GDPR, and the Personal Information Protection Act in South Korea, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we contractually are subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. In particular, compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our costs of legal compliance, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ suppliers’ ability to operate in certain jurisdictions. Our or our service providers’ and vendors’ actual or perceived failure to comply with U.S. and foreign data protection laws and regulations could result in threatened or actual government investigations and/or enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we or our third-party service providers have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

On July 10, 2021, the Cyberspace Administration of China (“CAC”) published a draft revision to the existing Cybersecurity Review Measures for public comment (the “Revised Draft CAC Measures”). On January 4, 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the “Draft Management Regulations”) for public comment. On September 24, 2024, the State Council released the final version of the Draft Management Regulations (the “Management Regulations”), which came into effect on January 1, 2025. Under the Management Regulations, online data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Management Regulations reiterate that online data processors shall be subject to national security review pursuant to relevant provisions if they carry out data processing activities which affect or may affect national security.

As of the date of this Annual Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator”, “online platform service provider” or “online data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Management Regulations. Based on our understanding of the Revised CAC Measures and the Management Regulations, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Management Regulations when it comes into effect in January 2025, will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Management Regulations or other laws and regulations related to privacy, data protection and information security.

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

In addition, certain industry-specific laws and regulations affect the collection and transfer of data in the PRC. The Regulations on the Administration of Human Genetic Resources of the PRC (the “HGR Regulation”) was promulgated by the State Council in May 2019 and came into effect in July 2019, and was further revised in May 2024. It stipulates that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. Foreign organizations and the entities established or actually controlled by foreign organizations or individuals may only utilize and be provided with China’s human genetic resources after satisfaction of all requirements under the HGR Regulation and other applicable laws, such as (i) China’s human genetic resources being utilized only in international cooperation with Chinese scientific research institutions, universities, medical institutions, and enterprises for scientific research and clinical studies after completion of requisite approval or filing formalities with competent governmental authorities, and (ii) China’s human genetic resources information being provided after required filing and information backup procedures have been gone through. In October 2020, the SCNPC promulgated the Biosecurity Law of the PRC, which came into effect in April 2021 and was further revised in April 2024. The Biosecurity Law of the PRC reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative sanctions where China’s human genetic resources are collected, preserved, exported or used in international cooperation in violation of applicable laws. In May 2023, the Ministry of Science and Technology published the Implementing Rules for the Regulations on the Administration of Human Genetic Resources (the “HGR Implementing Rules”) which came into effect in July 2023. The HGR Implementing Rules have, among other things, further clarified the scope of China’s human genetic resources information, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the forbiddance on the collection, preservation and export of China’s human genetic resources by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. There remain significant uncertainties as to how various provisions of the HGR Regulation and the related laws and regulations may be interpreted and implemented. Given such uncertainty, although we have made great efforts to comply with mandatory requirements of laws and government authorities in this regard, we cannot assure you that we will be deemed at all times in full compliance with the HGR Regulation, the Biosecurity Law of the PRC, the HGR Implementing Rules and other applicable laws in our utilizing of and dealing with China’s human genetic resources. As a result, we may be exposed to compliance risks under the HGR Regulation, the Biosecurity Law of the PRC and the HGR Implementing Rules.

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

Furthermore, on February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future issuances of our equity securities to foreign investors. For more details, see the Part I. Item 1. “Business—Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China” of this Annual Report.

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

The pharmaceutical industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including product development activities, clinical studies, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and post-approval pharmacovigilance certification requirements and procedures, periodic renewal and reassessment processes, data security and data privacy protection requirements and compliance and environmental protection. In particular, we are subject to many of these laws and regulations because our wholly-owned subsidiary, Basecamp Bio, through which we conduct our technology development and early discovery activities, operates primarily in China. Violation of applicable laws and regulations may materially and adversely affect our business. The regulatory framework governing the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services. The specific regulatory changes under the various reform initiatives remain uncertain. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the extent we expect, if at all. Moreover, the various reform initiatives could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.

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

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. domestic bribery laws, and similar anti-corruption and anti-bribery laws of China and other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.

Our operations are subject to the FCPA, U.S. domestic bribery laws, and similar anti-bribery or anti-corruption laws, regulations or rules of China and other countries in which we operate. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from, directly or indirectly, offering, authorizing or making improper payments to U.S. and non-U.S. government officials for the purpose of obtaining or retaining business or other advantage. We may engage third parties for clinical studies outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. As our business expands, the applicability of the FCPA and other anti-bribery laws to our operations will increase. If our procedures and controls to monitor anti-bribery compliance fail to protect us from reckless or criminal acts committed by our employees or agents or if we, or our employees, agents, contractors or other collaborators, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.

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

In addition to seeking patent protection for our product candidates and technologies, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. We expect to rely on CROs and third parties to generate chemical molecules and important research data. Any disclosure, either intentional or unintentional, by our employees or third-party consultants and vendors or CROs that we engage to perform research, clinical studies or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

Given the amount of time required for the development, testing and regulatory review of our new product candidates such as aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and any of our future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension) as compensation for effective patent term lost during product development and FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product candidates earlier than might otherwise be the case.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical studies, continue our internal research programs, in-license needed technologies or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical studies, or any future preclinical studies or clinical studies, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical studies;

●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes on the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or shareholder litigation;

●	general geopolitical and macroeconomic conditions, including as a result of bank failures, tariffs, global pandemics, the Russia/Ukraine conflict or the Israel-Hamas war; and
●	other events or factors, many of which are beyond our control.

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

Ernst & Young LLP, our independent registered public accounting firm is headquartered in the United States, is registered with the PCAOB and is an auditor of companies that are both registered with the SEC and publicly traded in the United States. As a result, the HFCA Act does not currently apply to us. However, if our operations fundamentally change in a way that requires our independent registered public accounting firm to be located in China in order to comply with the standards of the PCAOB regarding auditors then the HFCA Act would apply to us. Such a restriction would negatively impact our ability to raise capital. We view the likelihood to be remote that our operations will fundamentally change, as to require our auditor to be located in China. Additionally, it is possible that in the future Congress could amend the HFCA Act or the SEC could modify its regulations to apply the restrictions, including trading prohibitions and delisting, under the HFCA Act in situations in which an independent registered public accounting firm in China performs part of the audit such as in our current situation. There are currently no such proposals.

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

We previously reported a material weakness in that we did not design and maintain an effective control environment commensurate with our financial reporting requirements as we lacked a sufficient complement of professionals commensurate with our financial reporting requirements. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

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

As of December 31, 2024, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 48% of the voting power of our outstanding share capital (excluding the 18,000,000 ordinary shares issued to our depositary bank for bulk issances of ADSs reserved for future issuances upon the exercise or vesting of awards granted under our equity incentive plans). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

Substantial future sales of our ADSs could cause the market price of our ADSs to drop significantly, even if our business is doing well.

Sales of a substantial number of our ADSs in the public market could occur at any time. If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our ADSs in the public market, the market price of our ADSs could decline significantly.

In the future we may issue ADSs or other securities if we need to raise additional capital and, in the event a large number of ADSs are sold in the public market, such sales could reduce the trading price of our ADSs. In addition, promptly following the completion of our IPO, we filed a registration statement registering the issuance of approximately 22,099,376 ordinary shares (which may be in the form of ADSs) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional ordinary shares (or ADSs), including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares (or ADSs) registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act. If these additional shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

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

As of December 31, 2024, we had $99.2 million and $147.8 million of U.S. federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. Under U.S. federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income for taxable years beginning after December 31, 2020. Any NOLs incurred in tax years beginning before December 31, 2017, may be used to offset up to 100% of future taxable income, but will begin to expire in varying amounts in 2036, unless previously utilized. Similar rules may apply under state tax laws. As of December 31, 2024, we also had aggregate U.S. federal and state R&D credits of approximately $5.7 million and $1.3 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2039 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

As a public company in the United States, we will incur significant legal, accounting and other expenses that we did not incur prior to our IPO. These expenses will likely be even more significant in the future since we no longer qualify as an emerging growth company as of December 31, 2024. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. As of June 30, 2024, the end of our second fiscal quarter and the date of assessment for our filer status, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we are a large accelerated filer and ceased to be an emerging growth company effective December 31, 2024. Additionally, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025. As a result of this transition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. To prepare for compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue to incur increasing costs with regards to compliance with Section 404 in the future.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our annual report, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2024.

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

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2024.

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management has in the past and may in the future identify material weaknesses or deficiencies. For example, we have previously identified material weaknesses in our internal control over financial reporting in the past, one of which we reported to have been remediated as of June 30, 2024. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In addition, from time to time, we are and may in the future be involved in legal and regulatory proceedings or investigations concerning matters that arise in the ordinary course of our business. Such proceedings could result in significant fines or penalties, have an adverse impact on our reputation, business and financial condition or results or operations and divert the attention of our management from the operation of our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our headquarters and main research facility are located near San Francisco, California, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical studies, our development plans and business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical studies, sensitive third-party data, business plans, transactions, and financial information (“Information Systems and Data”).

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

The Audit Committee receives periodic reports from our cybersecurity function concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

Item 3. Legal Proceedings.

To the best of our knowledge, we are not currently the subject of any material governmental investigation, private lawsuit or other legal proceeding. From time to time, we are and may in the future be involved in legal and regulatory proceedings or investigations concerning matters that arise in the ordinary course of our business and that could result in significant fines or penalties, have an adverse impact on our reputation, business and financial condition or results of operations and divert the attention of our management from the operation of our business.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ADSs have been listed on the Nasdaq Global Market under the symbol “GPCR” since February 3, 2023. Prior to this date, there was no public market for our ADSs.

Holders of Ordinary Shares

As of January 31, 2025, there were 24 holders of record of our ordinary shares. The actual number of beneficial owners of ordinary shares is greater than this number of record holders and includes persons who are beneficial owners but whose shares are held in street name by brokers and other nominees. JPMorgan Chase Bank, N.A. is the depositary for our ADSs.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this Annual Report.

Use of Proceeds

None.

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

Overview

We are a clinical stage global biopharmaceutical company developing novel oral small molecule therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages both structure-based drug discovery and our expertise in computational chemistry to discover and develop small molecule therapeutics against G-protein coupled receptors (“GPCRs”). These important receptors regulate numerous and diverse physiological and pathological processes. In fact, approximately one in every three marketed medicines targets GPCR-associated pathways for the treatment of various metabolic, cardiovascular and pulmonary disorders. By leveraging our world-class GPCR know-how, we are designing differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies that target this family of receptors. For more information, please see section in Part 1. Item 1. “Business.”

We outsource clinical drug manufacturing, storage, distribution and quality testing to third-party manufacturers. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the design and development of our product candidates. We have established a manufacturing plan in the United States and continue to contract in parallel with additional suppliers in the United States and other regions outside of China to diversify the manufacturing of our active pharmaceutical ingredient and drug product. As our development programs progress and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration studies and, if approved, the manufacture, sale and distribution of commercial products.

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $122.5 million and $89.6 million in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $329.1 million. Historically, we have financed our operations primarily through the private placement of equity securities.

In February 2023, we completed our initial public offering (“IPO”) of our American depositary shares (“ADSs”), in which we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred shares outstanding. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023 (the “Private Placement”). We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we issued and sold 10,427,017 ADSs, including the full exercise of the underwriters’ option to purchase additional shares, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “Follow-On Offering”).

As of December 31, 2024, we have cash, cash equivalents and short-term investments of $883.5 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through at least 2027, including all aleniglipron studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the U.S. and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war for the year ended December 31, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical studies, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical studies, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Russia/Ukraine conflict and Israel-Hamas war, higher prices of supplies, and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

We expect our research and development expenses to continue to account for a significant portion of our operating expenses, and to increase substantially for the foreseeable future as we advance our product candidates into and through preclinical and clinical studies, identify new product candidates and potentially pursue regulatory approval of our product candidates. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical and clinical studies, such as to conduct Phase 3 clinical studies of aleniglipron.

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

We expect our general and administrative expenses will increase during the next several years as we increase our headcount and expand our infrastructure to support our operations, particularly as a public company. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting, investor relations and other expenses to comply with the reporting requirements of the Exchange Act, the listing standards of Nasdaq, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Our general and administrative expenses may fluctuate from period to period as we continue to grow.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, including amortization and accretion of premiums and discounts on short-term investments, foreign currency exchange gains and losses and interest expense for the amortization of debt issuance costs.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Operating expenses:
Research and development	$108,814	$70,103
General and administrative	49,414	32,672
Total operating expenses	158,228	102,775
Loss from operations	(158,228)	(102,775)
Interest and other income, net	36,012	13,391
Loss before provision for income taxes	(122,216)	(89,384)
Provision for income taxes	310	236
Net loss	$(122,526)	$(89,620)

Research and Development Expenses

Research and development expenses increased by $38.7 million, or 55%, to $108.8 million during the year ended December 31, 2024, compared to $70.1 million during the year ended December 31, 2023. The increase in research and development expenses was primarily due to increases related to increases in personnel-related expenses due to an increase in headcount, an increase in research and development expenses and consulting services to support the advancement of our GLP-1R franchise including alenigripron (GSBR-1290) and an increase in the allocation of facilities costs.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Product candidate:
ANPA‑0073	$5,699	$3,521
Alenigripron (GSBR‑1290)	49,249	44,763
LTSE‑2578	8,908	4,853
ACCG-2671	15,694	2,122
Other	29,264	14,844
Total research and development expenses	$108,814	$70,103

General and Administrative Expenses

General and administrative expenses increased by $16.7 million, or 51%, to $49.4 million during the year ended December 31, 2024, compared to $32.7 million during the year ended December 31, 2023. The increase in general and administrative expenses was primarily due to increases in personnel-related expenses and professional services as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $22.6 million to an income of $36.0 million during the year ended December 31, 2024, compared to an income of $13.4 million during the year ended December 31, 2023. The increase in interest and other income (expense), net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In February 2023, we completed our IPO and received $166.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering and received $512.7 million in net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $883.5 million and an accumulated deficit of $329.1 million.

Funding Requirements

Prior to our IPO, we financed our operations primarily through the private placement of equity securities and have received aggregate gross proceeds of approximately $198.0 million. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $122.5 million and $89.6 million in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $329.1 million. In February 2023, we completed our IPO for net proceeds of $166.7 million. In October 2023, we completed our Private Placement and received $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we closed our Follow-On Offering and received $512.7 million in net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $883.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

To date, we have not generated any revenue from our products. We do not expect to generate any significant product revenue until we successfully develop and obtain regulatory approval for and commercialize our product candidates, and we do not know when, or if, either will occur. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical studies, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. We are subject to the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We will need substantial additional capital to develop our product candidates and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our preclinical development activities, laboratory testing and clinical studies for our product candidates, including to fund Phase 3 clinical studies of aleniglipron;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the cost and timing of manufacturing our product candidates;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems; and
●	the impact of geopolitical and macroeconomic events, including future bank failures, tariffs, increased geopolitical tensions between the U.S. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions that may impact our ability to access capital on acceptable terms, if at all.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(116,636)	$(79,488)
Investing activities	(358,909)	(268,342)
Financing activities	515,263	451,531
Net increase in cash and cash equivalents	$39,718	$103,701

Cash Flows Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $116.6 million, consisting primarily of a net loss of $122.5 million, partially offset by non-cash charges of $2.9 million and a decrease in net operating assets of $3.0 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation, non-cash lease expense and depreciation expense, partially offset by net gain from accretion of net investment discounts. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities and accounts payable, partially offset by an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in operating lease liabilities.

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

Cash Flows Used in Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $358.9 million, consisting primarily of net purchases of short-term investments.

During the year ended December 31, 2023, net cash used in investing activities was $268.3 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $515.3 million, consisting primarily of proceeds from our Follow-On Offering of $514.6 million, net of underwriting discounts and commissions.

During the year ended December 31, 2023, net cash provided by financing activities was $451.5 million, consisting primarily of proceeds from our IPO of $172.3 million, net of underwriting discounts and commissions, and gross proceeds from our Private Placement of $300.0 million, partially offset by payments of offering costs of $21.6 million.

Contractual Obligations

As of December 31, 2024, our contractual obligations consist of facilities lease payments totaling $4.2 million, with $1.9 million expected to be paid within the next 12 months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $883.5 million, consisting of interest-bearing money market funds, U.S. government bonds, U.S. government agency bonds and corporate debt securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, we do not believe that a hypothetical 10% increase or decrease in the relative value of interest rates would have a material effect on our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

STRUCTURE THERAPEUTICS INC.

INDEX TO FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Structure Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Structure Therapeutics Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical expenses

Description of the Matter

At December 31, 2024, the Company has accrued $7.0 million of clinical expenses. As described in Note 2 to the Consolidated Financial Statements, the Company recognizes accruals for clinical expenses based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs with contract research organizations. The Company records the estimated costs of clinical services provided but not yet invoiced, and adjusts the accruals based on the actual timing and the level of effort of the performance of services accordingly.

Auditing accrued clinical expenses was complex due to the analysis of extensive data in determining the expenses incurred but not invoiced.

How We Addressed the Matter in Our Audit

Our audit procedures included understanding the process and testing the accuracy and completeness of the inputs used in management’s analysis to determine expenses incurred but not invoiced and making inquiries of the Company's personnel that oversee the clinical trials. Further, we verified the accrued expenses incurred but not invoiced to the underlying agreements and the information provided by third-party service providers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

San Mateo, California
February 27, 2025

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$169,510	$129,792
Short-term investments	714,008	337,531
Prepaid expenses and other current assets	7,693	6,285
Total current assets	891,211	473,608
Property and equipment, net	3,478	3,228
Operating right-of-use assets	3,535	5,136
Other non-current assets	5,106	45
Total assets	$903,330	$482,017
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,024	$4,742
Accrued expenses and other current liabilities	26,299	18,558
Operating lease liabilities, current portion	1,698	1,440
Total current liabilities	36,021	24,740
Operating lease liabilities, net of current portion	2,164	4,013
Other non-current liabilities	302	298
Total liabilities	38,487	29,051
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of December 31, 2024 and December 31, 2023	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of December 31, 2024 and December 31, 2023; 171,860 and 139,220 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	17	14
Additional paid-in capital	1,193,010	659,003
Accumulated other comprehensive income	914	521
Accumulated deficit	(329,098)	(206,572)
Total shareholders’ equity	864,843	452,966
Total liabilities and shareholders’ equity	$903,330	$482,017

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2024	2023
Operating expenses:
Research and development	$108,814	$70,103
General and administrative	49,414	32,672
Total operating expenses	158,228	102,775
Loss from operations	(158,228)	(102,775)
Interest and other income, net	36,012	13,391
Loss before provision for income taxes	(122,216)	(89,384)
Provision for income taxes	310	236
Net loss attributable to ordinary shareholders	$(122,526)	$(89,620)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.78)	$(0.81)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	157,922	110,198
Other comprehensive gain:
Unrealized gain on investments, net	393	631
Total other comprehensive gain	393	631
Comprehensive loss	$(122,133)	$(88,989)

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares and non-voting ordinary shares in private placement financing, net of issuance costs and underwriting discount of $18,538	—	—	—	—	—	—	—	—	21,617	2	2,401	—	281,457	—	—	281,459
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	498	1	—	—	799	—	—	800
Conversion of non-voting ordinary shares into ordinary shares	—	—	—	—	—	—	—	—	9,812	1	(9,812)	(1)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,191	—	—	8,191
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	631	—	631
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(89,620)	(89,620)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	139,220	$14	—	$—	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon Follow-On Offering, net of issuance costs and underwriting discounts of $34,688	—	—	—	—	—	—	—	—	31,281	3	—	—	512,727	—	—	512,730
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	1,283	—	—	—	1,854	—	—	1,854
Issuance of ordinary shares pursuant to employee share purchase plan	—	—	—	—	—	—	—	—	69	—	—	—	632	—	—	632
Issuance of ordinary shares upon vesting of restricted share units	—	—	—	—	—	—	—	—	7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	18,794	—	—	18,794
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	393	—	393
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,526)	(122,526)
Balance at December 31, 2024	—	$—	—	$—	—	$—	—	$—	171,860	$17	—	$—	$1,193,010	$914	$(329,098)	$864,843

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2024	2023
Cash flows from operating activities
Net loss	$(122,526)	$(89,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,794	8,191
Depreciation expense	992	295
Accretion of asset retirement obligation	4	21
Non-cash lease expense	1,601	634
Accretion of net investment discounts	(18,465)	(5,975)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,408)	(4,037)
Other non-current assets	(5,061)	15
Accounts payable	3,307	(860)
Accrued expenses and other current liabilities	7,717	12,163
Operating lease liabilities	(1,591)	(315)
Net cash used in operating activities	(116,636)	(79,488)
Cash flows from investing activities
Purchases of short-term investments	(702,519)	(417,356)
Proceeds from maturities of short-term investments	344,900	151,181
Purchases of property and equipment	(1,290)	(2,167)
Net cash used in investing activities	(358,909)	(268,342)
Cash flows from financing activities
Proceeds from issuance of ordinary shares in Follow-On Offering, net of underwriting discounts and commissions	514,573	—
Proceeds from issuance of ordinary shares in initial public offering, net of underwriting discounts and commissions	—	172,296
Proceeds from private placement financing, gross	—	300,000
Payments of offering costs	(1,796)	(21,565)
Proceeds from issuance of ordinary shares under employee share purchase plan	632	—
Proceeds from exercise of share options	1,854	800
Net cash provided by financing activities	515,263	451,531
Net change in cash and cash equivalents	39,718	103,701
Cash and cash equivalents
Beginning of the period	129,792	26,091
End of the period	$169,510	$129,792
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$100	$53
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$—	$199,975
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$48
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$5,508
Recognition of asset retirement obligation	$—	$277
Conversion of non-voting ordinary shares into ordinary shares	$—	$1
Exchange of ordinary shares to non-voting ordinary shares	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of the Business

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

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $329.1 million as of December 31, 2024. Prior to completion of its IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million. In June 2024, the Company closed its Follow-On Offering, for net proceeds of approximately $512.7 million.

As of December 31, 2024, the Company had cash, cash equivalents and short-term investments of $883.5 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The functional and reporting

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

currency of the Company and its subsidiaries is the U.S. dollar. The aggregate foreign currency transaction gain (loss) included in determining net loss was not material for the periods presented.

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

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of medicines that target chronic diseases with unmet medical need. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews consolidated financial statements and decides how to allocate resources and evaluate segment performance based on net loss reported in the consolidated statements of operations and comprehensive loss. The Company’s long-lived assets are primarily in China.

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	YEAR ENDED DECEMBER 31,
	2024	2023
Operating expenses:
Discovery research and development	$64,548	$37,512
Clinical research and development	44,266	32,591
General and administrative	49,414	32,672
Total operating expenses	158,228	102,775
Loss from operations	(158,228)	(102,775)
Interest and other income, net	36,012	13,391
Loss before provision for income taxes	(122,216)	(89,384)
Provision for income taxes	310	236
Segment net loss and net loss attributable to ordinary shareholders	$(122,526)	$(89,620)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical studies and regulatory approval prior to commercialization. These efforts require significant amounts of additional resources, adequate personnel, infrastructure and extensive compliance and reporting.

The Company relies and expects to continue to rely on a small number of vendors to manufacture supplies and materials for use in its clinical trial programs. These programs could be adversely affected by a significant interruption in these manufacturing services.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with maturities of 90 days or less from the original date of purchase to be cash equivalents. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents consist of cash deposited with banks and investments in money market funds.

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

If not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the short-term investments by a rating agency, and any adverse conditions specifically related to the short-term investments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the short-term investments is compared to the amortized cost basis of the short-term investments. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, with a corresponding adjustment to interest and other income, net, limited by the amount that the fair value is less than the amortized cost basis. The Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss. At December 31, 2024 and 2023,

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

gross unrealized losses on the Company’s available-for-sale securities were not material and, accordingly, no credit loss reserves were recognized.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, net and right-of-use assets, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. During the years ended December 31, 2024 and 2023, the Company did not recognize any such impairment charges.

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, Private Placement and Follow-On Offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the equity financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the IPO, Private Placement and Follow-On Offering, all deferred offering costs were charged against the proceeds from the IPO, Private Placement and Follow-On Offering and recorded in shareholders’ equity as a reduction of additional paid-in capital. As of December 31, 2024 and 2023, there were no deferred offering costs recorded on the consolidated balance sheets.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Operating leases with terms greater than one year are initially recognized on the consolidated balance sheets as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include any options to purchase the underlying asset that the Company is reasonably certain to exercise. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are excluded from the right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases and to account for the lease and non-lease components as a single lease component.

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

The Company estimates research and development accruals based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company adjusts the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered.

Share-Based Compensation

The Company accounts for share-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments including share options. The fair value method requires the Company to estimate the

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has granted restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche is contingent on the occurrence of certain milestone events and fulfilment of service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestones is considered probable. The expense to be recognized for these awards is based on the grant date fair value of the Company’s ordinary shares multiplied by the number of units granted.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

earnings in the jurisdictions in which the Company operates, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, the Company has determined that it is more likely than not that its U.S. and certain foreign deferred tax assets will not be realizable as of December 31, 2024. To the extent sufficient positive evidence becomes available, the Company may release a portion, or all, of its valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a potentially material income tax benefit for the period in which such release is recorded.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority, based on the technical merits. The Company measures the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. Significant judgment is required to evaluate uncertain tax positions. The Company’s evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years and record adjustments based on filed income tax returns when identified. The amount of income taxes paid is subject to examination by U.S. federal, state and foreign tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. To the extent the assessment of such tax position changes, we record the change in estimate in the period in which we make the determination.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Other comprehensive income (loss) represents unrealized gains or losses on short-term investments that are reported as a component of shareholders’ equity on the consolidated balance sheets.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional information about a reporting entity’s certain expense categories in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

		DECEMBER 31,
	Useful life (years)	2024	2023
Laboratory equipment	5	$3,008	$1,960
Furniture and fixtures	5	249	243
Computer equipment and software	5	497	309
Leasehold improvements	Lesser of useful life or lease term	1,360	1,360
		$5,114	$3,872
Less: Accumulated depreciation		(1,636)	(644)
Property and equipment, net		$3,478	$3,228

Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $1.0 million and $0.3 million, respectively.

As of December 31, 2024, the Company’s other non-current assets consist of prepaid clinical expenses.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2024	2023
Accrued compensation	$7,290	$4,325
Accrued research and development expenses	5,460	4,719
Accrued clinical expenses	7,025	5,412
Accrued professional services	2,918	2,633
Accrued other liabilities	3,606	1,469
Total accrued expenses and other current liabilities	$26,299	$18,558

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	DECEMBER 31,
	2024				2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$161,328	$—	$—	$161,328	$124,443	$—	$—	$124,443
Cash equivalents	161,328	—	—	161,328	124,443	—	—	124,443

U.S. government bonds	263,015	—	—	263,015	84,935	—	—	84,935
U.S. government agency bonds	—	46,957	—	46,957	—	82,340	—	82,340
Corporate debt securities	—	404,036	—	404,036	—	170,256	—	170,256
Short-term investments	263,015	450,993	—	714,008	84,935	252,596	—	337,531
Total fair value of financial assets	$424,343	$450,993	$—	$875,336	$209,378	$252,596	$—	$461,974

	DECEMBER 31,
	2024				2023
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$161,328	$—	$—	$161,328	$124,443	$—	$—	$124,443
Cash equivalents	161,328	—	—	161,328	124,443	—	—	124,443

U.S. government bonds	262,316	(48)	747	263,015	84,783	(35)	187	84,935
U.S. government agency bonds	46,890	(11)	78	46,957	82,185	(16)	171	82,340
Corporate debt securities	403,888	(368)	516	404,036	170,042	(39)	253	170,256
Short-term investments	713,094	(427)	1,341	714,008	337,010	(90)	611	337,531
Total fair value of financial assets	$874,422	$(427)	$1,341	$875,336	$461,453	$(90)	$611	$461,974

As of December 31, 2024 and 2023, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the years ended December 31, 2024 and 2023. Contractual maturities of short-term investments are generally not more than one year. As of December 31, 2024, the remaining contractual maturities of $592.5 million of investments were within one year and $121.5 million of investments were after one year through two years.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either December 31, 2024 or 2023, and no impairment losses were recognized for the years ended December 31, 2024 and 2023.

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

5. Commitments and Contingencies

Operating Leases

In June 2021, Shanghai ShouTi entered into an agreement to lease approximately 5,900 square feet of office space in Chamtime Plaza in Shanghai, China. The lease commenced on September 16, 2021 and expired on September 15, 2023. Shanghai ShouTi had an option to extend the lease term, however the renewal term and conditions were to be agreed upon between Shanghai ShouTi and the landlord. For accounting purposes, the lease term did not include the option to extend the lease term as it was not reasonably certain that the lease term would be extended.

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

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of December 31, 2024 and 2023, the Company had asset retirement obligations of $0.3 million and $0.3 million, respectively, which are recorded in other non-current liabilities on the consolidated balance sheets.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The maturities of operating lease liabilities as of December 31, 2024, were as follows (in thousands):

DECEMBER 31,
2024
2025	$1,926
2026	1,882
2027	381
Total undiscounted lease payments	4,189
Less: imputed interest	(327)
Total operating lease liability	3,862
Less: current portion	(1,698)
Operating lease liability, net of current portion	$2,164

Operating lease expense was $2.5 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, including $0.8 million and $0.9 million short-term lease costs for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted average remaining lease term was 2.2 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.6%. During the years ended December 31, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $1.7 million and $0.6 million, respectively, was included in operating activities on the consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of December 31, 2024 and 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Redeemable Convertible Preferred Shares

Under the Company’s amended and restated memorandum and articles of association, prior to the IPO, the Company’s redeemable convertible preferred shares were issuable in series. Upon closing of the Company’s IPO, all outstanding redeemable convertible preferred shares automatically converted into 67,018,087 ordinary shares on a one-for-one basis. There were no issued and outstanding redeemable convertible preferred shares as of December 31, 2024 and December 31, 2023.

7. Ordinary Shares

As of December 31, 2024, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated articles of association.

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

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of December 31, 2024 and 2023, no dividends on ordinary shares had been declared by the board of directors.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has the following ordinary shares reserved for future issuance (in thousands):

	DECEMBER 31,
	2024	2023
Share options issued and outstanding	12,597	11,899
Share options available for future grant	10,722	8,192
Restricted share units outstanding	1,051	—
Ordinary shares available for employee share purchase plan	2,324	1,000
Total ordinary shares reserved	26,694	21,091

8. Shareholders’ Equity

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

The maximum number of ordinary shares that may be issued under the 2023 Plan as of December 31, 2024 was 26,158,435. In addition, the number of ordinary shares reserved for issuance under the Company’s 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 1, 2033, in an amount equal to 4% of the total number of ordinary shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of ordinary shares determined by the Company’s board of directors. In January 2025, the number of ordinary shares available for issuance under the 2023 Plan was increased by 6,874,398 shares as a result of the automatic increase provision in the 2023 Plan.

Options

A summary of share option activity is set forth below (in thousands except per share amounts and years):

	OUTSTANDING AWARDS
			WEIGHTED-
	NUMBER OF		AVERAGE
	SHARES	WEIGHTED-	REMAINING
	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2023	11,899	3.94	8.27	117,093
Granted	3,680	12.65
Exercised	(1,283)	1.44
Forfeited	(1,699)	6.66
As of December 31, 2024	12,597	6.36	7.84	50,294
Exercisable at December 31, 2024	6,668	3.17	7.00	41,106
Vested and expected to vest at December 31, 2024	12,597	6.36	7.84	50,294

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying share options and the fair value of the Company’s ordinary shares for share options that were in-the-money at the end of each period. The aggregate intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $16.6 million and $3.9 million, respectively.

The total fair value of options that vested during the years ended December 31, 2024 and 2023 was $19.8 million and $5.5 million, respectively.

The Company estimated the fair value of share options using the Black Scholes option-pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The options granted during the years ended December 31, 2024 and 2023 had a weighted-average per share grant-date fair value of $10.26 and $6.21 per share, respectively, which was estimated using the following weighted-average assumptions:

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Expected term (in years)	6.0	6.1
Expected volatility	101.3%	101.3%
Risk-free interest rate	4.2%	3.7%
Expected dividend yield	0.0%	0.0%

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Employee Share Purchase Plan

In February 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company allows eligible employees to purchase shares of the Company's ordinary shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of the ordinary shares as of the first date of each offering period or the ending date of each purchase period. Each offering period is typically 24 months consisting of four purchase periods of six months. There were 1,000,000 ordinary shares initially reserved for issuance under the ESPP. The number of ordinary shares reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2033, by the lesser of  (i) 1% of the total number of our outstanding share capital on the last day of the calendar month before the date of the automatic increase; and (ii) 3,000,000 ordinary shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In January 2025, the number of ordinary shares available for issuance under the ESPP was increased by 1,718,600 shares as a result of the automatic increase provision in the ESPP.

The offering period and purchase periods are determined by the board of directors. The Company issued 68,262 shares under the ESPP during the year ended December 31, 2024. As of December 31, 2024, 2,323,948 shares under the ESPP remain available for purchase.

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model, which was estimated using the following weighted-average assumptions:

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Expected term (in years)	1.3	1.2
Expected volatility	106.3%	90.3%
Risk-free interest rate	4.6%	4.8%
Expected dividend yield	0.0%	0.0%

Restricted Shares

On April 29, 2019, 5,891,064 shares of the Company’s ordinary shares which were previously issued to its founders were converted to restricted ordinary shares with a vesting term of four years with 25% of the shares vesting after one year from the vesting commencement date of April 29, 2019 and the remainder ratably on a monthly basis over the following three years, provided that the shareholder continues to provide services to the Company as of the date of such vesting. The transaction was accounted for as a grant of restricted shares with weighted-average per share grant-date fair value of $0.33 per share with the total compensation cost of $1.9 million, which was recognized over the four-year requisite service period.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity with respect to restricted shares was as follows (in thousands, except per share amounts):

NUMBER OF SHARES
	UNDERLYING	WEIGHTED-
	OUTSTANDING	AVERAGE
	RESTRICTED	GRANT DATE FAIR
	SHARES	VALUE
Unvested, December 31, 2022	327	$0.33
Vested	(327)	0.33
Unvested, December 31, 2023	—	—

The fair value of restricted shares vested during the year ended December 31, 2023 was $0.1 million.

Restricted Share Units

A summary of restricted share unit activity is set forth below (in thousands except per share amounts):

		WEIGHTED-
	NUMBER OF	AVERAGE
	UNITS	GRANT DATE
	OUTSTANDING	FAIR VALUE
Outstanding, December 31, 2023	—
Granted (including performance-based restricted share units)	1,103	$11.89
Vested	(7)	11.75
Forfeited	(45)	11.75
Outstanding, December 31, 2024	1,051	$11.90

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche is contingent on the occurrence of certain milestone events and fulfilment of service condition. The achievement of two of the three milestones became probable as of December 31, 2024, and the Company recognized cumulative compensation cost of $1.7 million during the year ended December 31, 2024.

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Research and development	$7,992	$3,761
General and administrative	10,802	4,430
Total share-based compensation	$18,794	$8,191

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024, the total unrecognized share-based compensation expense related to unvested share options and restricted share units was $50.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

As of December 31, 2024, the total unrecognized share-based compensation expense related to the ESPP was $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

Ordinary Share Warrants

In connection with entering into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”) in 2020, the Company issued SVB a warrant to purchase shares of its ordinary shares at an exercise price of $0.48 per share (“SVB Warrant”). The SVB Warrant was immediately exercisable for 112,279 ordinary shares of the Company and could have been exercisable for an additional number of ordinary shares equal to 44,567 ordinary shares upon draw of Tranche A under the SVB Agreement and 22,283 ordinary shares upon draw of Tranche B under the SVB Agreement. The warrant for Tranche A shares and Tranche B shares expired on July 31, 2021 and July 31, 2022, respectively, as the Company elected to allow the Tranche A and Tranche B financings to expire unused on July 31, 2021 and July 31, 2022, respectively. In February 2023, SVB fully exercised the SVB Warrant for 106,060 ordinary shares through a cashless exercise.

9. Income Taxes

The components of loss before income taxes by U.S. and foreign jurisdictions were as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Loss before income tax expense:
United States	$(113,107)	$(79,895)
Foreign	(9,109)	(9,489)
Total	$(122,216)	$(89,384)

The provision for (benefit from) income taxes consists of the following (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Current tax provision (benefit):
Federal	$—	$—
State	8	5
Foreign	320	217
	328	222
Deferred tax provision (benefit):
Federal	—	—
State	—	—
Foreign	(18)	14

Total provision (benefit) for income taxes:	$310	$236

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is domiciled in the Cayman Islands and the reconciliation of the expected tax computed at the zero tax rate for the Cayman Islands to the total provision (benefit) was as follows:

	DECEMBER 31,
	2024	2023
Tax computed at Cayman Island statutory rate	—%	—%
U.S. federal tax differential	19.4	18.8
State income tax, net of federal benefit	(0.1)	6.5
Changes in unrecognized tax benefits	(4.0)	(0.6)
Share-based compensation	(1.7)	(1.9)
Tax rate differential for international subsidiaries	(0.2)	0.8
Tax credits	1.6	2.3
Valuation allowance	(13.8)	(26.7)
Other	(1.5)	0.5
Effective tax rate	(0.3)%	(0.3)%

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

Significant components of the Company’s deferred tax asset or liability are shown below (in thousands):

	DECEMBER 31,
	2024	2023
Net operating loss	$26,182	$29,217
Research and experimentation expenses	33,313	16,911
Research credits	5,054	2,631
Stock-Based compensation and bonus accrual	2,433	1,737
Operating lease liability	656	1,030
Related party accrued expenses	1,302	1,036
Other	152	213
Total deferred tax assets	69,092	52,775
Valuation allowance	(68,179)	(51,551)
Net deferred tax assets	913	1,224

Right-of-use assets	(487)	(960)
Property and equipment	(81)	(110)
Other	(242)	(109)
Total deferred tax liabilities	(810)	(1,179)
Net deferred tax assets	$103	$45

The Company considers the earnings of its foreign subsidiaries to be indefinitely reinvested outside of the United States. The amount of unrecognized deferred tax liability on these undistributed earnings is not material as of December 31, 2024 where the potential income taxes or foreign withholding taxes that might arise if such earnings were distributed in the future.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $16.6 million and $23.8 million during the years ended December 31, 2024 and 2023, respectively. The change in valuation allowance for the year ended December 31, 2024 is primarily attributable to the capitalization of research or experimental (“R&E”) expenditures of $16.4 million resulting from the Tax Cuts and Jobs Act (“TCJA”). The change in valuation allowance for the year ended December 31, 2023 is primarily attributable to increases in current year net operating loss (“NOL”) carryforwards of $10.4 million and the capitalization of R&E expenditures of $10.9 million. The Company will continue to assess the likelihood of realization of its deferred tax assets in each of the applicable jurisdictions in future periods and will adjust the valuation allowance accordingly.

As of December 31, 2024, the Company had U.S. federal NOLs and federal tax credit carryforwards of $99.2 million and $5.7 million, respectively. The federal NOL will begin to expire in 2036 and the federal tax credits will begin to expire in 2039 if not utilized. In addition, as of December 31, 2024, the Company had state NOLs and state tax credit carryforwards of approximately $147.8 and $1.3 million, respectively, as reported on the Company’s tax returns. The state NOLs will begin to expire in 2036 if not utilized. State tax credits and the federal NOLs carryforwards incurred in tax years beginning after December 31, 2017 can be carried forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax attributes to offset future taxable income or tax liability. The Company may have undergone ownership changes in the past, which could result in limitations on its ability to utilize its NOLs, or future changes in its stock ownership, some of which are outside of its control, could result in an ownership change under Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the NOL and tax credit carryforwards before utilization, and it would not be material to the consolidated financial statements.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	DECEMBER 31,
	2024	2023
Beginning of year	$877	$289
Additions for tax positions related to current year	839	574
Additions for tax positions related to prior years	6,248	14
Reductions for tax positions related to prior years	(17)	—
End of year	$7,947	$877

As of December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of approximately $7.9 million and $0.9 million, respectively, related to research and development tax credits and state NOLs, all of which would give rise to additional deferred tax assets if recognized. This would also give rise to a corresponding increase in the valuation allowance, and would not impact the Company’s effective tax rate. The Company did not accrue interest or penalties related to unrecognized tax benefits because the liability would be offset by existing tax attributes as of December 31, 2024 and 2023. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.

The Company is subject to taxation in the United States and foreign jurisdictions. As of December 31, 2024, the Company’s tax years 2017 to 2024 remain subject to examination in most jurisdictions. As of December 31, 2024, the Company was not under examination by the Internal Revenue Service, any state or foreign tax jurisdiction. Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company’s tax filing positions. The Company evaluates its exposures associated with its tax filing positions.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	YEAR ENDED
	DECEMBER 31,
	2024	2023
Numerator:
Net loss attributable to ordinary shareholders	$(122,526)	$(89,620)
Denominator:
Weighted-average ordinary shares outstanding	157,922	110,263
Less: weighted-average unvested restricted ordinary shares subject to repurchase	—	(65)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	157,922	110,198
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.78)	$(0.81)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	DECEMBER 31,
	2024	2023
Options to purchase ordinary shares	12,597	11,899
Unvested restricted share units	1,051	—
Shares committed under ESPP	217	106
Total	13,865	12,005

11. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. For the years ended December 31, 2024 and 2023, the Company started to make safe-harbor matching contributions of 100% of each dollar contributed by eligible employees, up to 4% of an employee’s eligible compensation. The Company may also make discretionary contributions to the 401(k) plan. During the years ended December 31, 2024 and 2023, matching contributions were $0.6 million and $0.2 million, respectively.

12. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) was a member of the Company’s board of directors until June 25, 2024. During the years ended December 31, 2024 and 2023, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

platform for its research purposes. During the years ended December 31, 2024 and 2023, the Company paid $3.2 million and $0.3 million to Schrödinger, respectively, and had $0.3 million and $0.5 million payable balance to Schrödinger as of December 31, 2024 and 2023, respectively.

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

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continues to perform research work as agreed by the parties, and as of December 31, 2024, the Company has paid to Schrödinger an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of December 31, 2024, no milestone or royalty payments have been paid or accrued.

Aconcagua Collaboration Agreement with Schrödinger

In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), the Company’s wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger to discover and

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During the term of the Aconcagua-Schrödinger Agreement, Aconcagua is obligated to pay Schrödinger a monthly active program payment in the low six digits, which payment includes fees payable for certain Schrödinger software employed in the Collaboration, and as of December 31, 2024, the Company has paid to Schrödinger an aggregate of $3.3 million.

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2024, no milestone or royalty payments have been paid or accrued under this agreement.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, which is the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Structure Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Structure Therapeutics Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Structure Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Mateo, California
February 27, 2025

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2025 Annual General Meeting of shareholders (the “Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2024. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The remaining information required by this item will be set forth in the Proxy Statement in the section headed “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement in the sections headed “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in the Proxy Statement in the section headed “Certain Relationships and Related Persons Transactions,” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt Evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Description of Securities.	10-K	001-41608	4.5	March 30, 2023

10.1+	Form of Indemnification Agreement between the registrant and each of its executive officers and directors.	S-1	333-269200	10.1	January 12, 2023

10.2+	ShouTi Inc. 2019 Equity Incentive Plan, as amended (including Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder).	S-1	333-269200	10.2	January 12, 2023

10.3+	Structure Therapeutics Inc. 2023 Equity Incentive Plan.	10-K	001-41608	10.3	March 30, 2023

10.4+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (US) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.4	January 12, 2023

10.5+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (Non-Employee Director) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.5	January 12, 2023

10.6+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (PRC) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.6	January 12, 2023

10.7+	Form of Restricted Share Unit Award Grant Notice and Award Agreement (US) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.7	January 12, 2023

10.8+	Form of Restricted Share Unit Award Grant Notice and Award Agreement (PRC) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.8	January 12, 2023

10.9+	Structure Therapeutics Inc. 2023 Employee Share Purchase Plan.	10-K	001-41608	10.9	March 30, 2023

10.10+	Executive Employment Agreement, by and between the registrant and Raymond Stevens, dated May 16, 2019.	S-1	333-269200	10.10	January 12, 2023

10.11+	Executive Employment Agreement by and between the registrant and Jun Yoon, dated May 1, 2019.	S-1	333-269200	10.11	January 12, 2023

10.12+	Amendment to the Executive Employment Agreement by and between the registrant and Jun Yoon.	S-1	333-269200	10.12	January 12, 2023

10.13+	Offer Letter, by and between the registrant and Blai Coll, dated September 12, 2024.	10-Q	001-41608	10.2	November 13, 2024

10.14+	Offer Letter, by and between the registrant and Ashley Hall, dated September 7, 2024.	10-Q	001-41608	10.3	November 13, 2024

10.15+	Separation and Consulting Agreement, by and between the registrant and Mark Bach, dated September 12, 2024.	10-Q	001-41608	10.1	November 13, 2024

10.16+*	Executive Employment Agreement, by and between the registrant and Xichen Lin, dated July 22, 2022.	10-Q	001-41608	10.1	May 9, 2024

10.17+	Employment Contract, by and between Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated November 1, 2022.	S-1	333-269200	10.16	January 12, 2023

10.18+	Supplemental Agreement, by and among Shanghai Basecamp Biotechnology Co., Ltd., Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated October 31, 2022.	S-1	333-269200	10.17	January 12, 2023

10.19+	Amended Non-Employee Director Compensation Policy.					X

10.20+	Severance and Change in Control Plan.	S-1	333-269200	10.23	January 12, 2023

10.21*	Collaboration Agreement, by and between Lhotse Bio, Inc. and Schrödinger, LLC, dated October 9, 2020.	S-1	333-269200	10.24	January 12, 2023

10.22	Share Purchase Agreement, dated as of September 29, 2023, by and among the registrant and the purchasers named therein.	10-Q	001-41608	10.4	November 17, 2023

10.23*	Collaboration Agreement, dated November 7, 2023, by and between Schrödinger, Inc. and Aconcagua Bio, Inc. Schrödinger, Inc. and Aconcagua Bio, Inc.	8-K	001-41608	10.1	November 14, 2023

19.1	Amended Insider Trading Policy.					X

21.1	Subsidiaries of the registrant.	S-1	333-275651	21.1	November 17, 2023

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Powers of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Incentive Compensation Recoupment Policy.	10-K	001-41608	19.1	March 8, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
+	Indicates management contract or compensatory plan
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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 27, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Raymond Stevens, Ph.D.	Chief Executive Officer and Director	February 27, 2025
Raymond Stevens, Ph.D.	(Principal Executive Officer)

/s/ Jun Yoon	Chief Financial Officer and Director	February 27, 2025
Jun Yoon	(Principal Financial and Accounting Officer)

/s/ Daniel Welch	Chairman	February 27, 2025
Daniel Welch

/s/ Eric Dobmeier	Director	February 27, 2025
Eric Dobmeier

/s/ Ted W. Love, M.D.	Director	February 27, 2025
Ted W. Love, M.D.

/s/ Angus Russell	Director	February 27, 2025
Angus Russell

/s/ Sharon Tetlow	Director	February 27, 2025
Sharon Tetlow

/s/ Joanne Waldstreicher, M.D.	Director	February 27, 2025
Joanne Waldstreicher, M.D.