Form 10-Q
period 2025-03-31
Structure Therapeutics Inc.
filed 2025-05-08
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of April 30, 2025, was 172,610,249, of which 163,253,460 ordinary shares were held in the form of ADSs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding:

●	the timing, progress and results of preclinical studies and clinical studies for our product candidates, including our product development plans and strategies;
●	the impact of data collection omissions at any of our clinical sites;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical studies;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	our expected use of net proceeds from our financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and
●	other risks and uncertainties, including those described under Part II. Item 1A. “Risk Factors” in this Quarterly Report.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have four product candidates, aleniglipron, ACCG-2671, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical studies or submitted a New Drug Application, and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

◾	Our existing discovery collaborations with Schrödinger (as defined below) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our ADSs.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$152,123	$169,510
Short-term investments	684,759	714,008
Prepaid expenses and other current assets	12,740	7,693
Total current assets	849,622	891,211
Property and equipment, net	3,518	3,478
Operating right-of-use assets	7,313	3,535
Other non-current assets	6,096	5,106
Total assets	$866,549	$903,330
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,710	$8,024
Accrued expenses and other current liabilities	25,306	26,299
Operating lease liabilities, current portion	2,471	1,698
Total current liabilities	36,487	36,021
Operating lease liabilities, net of current portion	5,116	2,164
Other non-current liabilities	308	302
Total liabilities	41,911	38,487
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of March 31, 2025 and December 31, 2024	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of March 31, 2025 and December 31, 2024; 172,610 and 171,860 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17	17
Additional paid-in capital	1,199,737	1,193,010
Accumulated other comprehensive income	815	914
Accumulated deficit	(375,931)	(329,098)
Total shareholders’ equity	824,638	864,843
Total liabilities and shareholders’ equity	$866,549	$903,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Operating expenses:
Research and development	$42,867	$20,679
General and administrative	13,444	11,336
Total operating expenses	56,311	32,015
Loss from operations	(56,311)	(32,015)
Interest and other income, net	9,576	6,008
Loss before provision for income taxes	(46,735)	(26,007)
Provision for income taxes	98	29
Net loss attributable to ordinary shareholders	$(46,833)	$(26,036)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.27)	$(0.19)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	172,051	139,710
Other comprehensive loss:
Unrealized loss on investments, net	(99)	(611)
Total other comprehensive loss	(99)	(611)
Comprehensive loss	$(46,932)	$(26,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	171,860	$17	$1,193,010	$914	$(329,098)	$864,843
Issuance of ordinary shares upon exercise of vested share options	644	—	965	—	—	965
Issuance of ordinary shares upon vesting of restricted share units	134	—	—	—	—	—
Shares withheld for taxes	(28)	—	(156)	—	—	(156)
Share-based compensation expense	—	—	5,918	—	—	5,918
Unrealized loss on investments, net	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(46,833)	(46,833)
Balance at March 31, 2025	172,610	$17	$1,199,737	$815	$(375,931)	$824,638

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2023	139,220	$14	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon exercise of vested share options	635	—	755	—	—	755
Share-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on investments, net	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	(26,036)	(26,036)
Balance at March 31, 2024	139,855	$14	$662,502	$(90)	$(232,608)	$429,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Cash flows from operating activities
Net loss	$(46,833)	$(26,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,918	2,744
Depreciation expense	274	222
Non-cash lease expense	412	438
Accretion of net investment discounts	(5,197)	(3,277)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,047)	(6,626)
Other non-current assets	(990)	(2)
Accounts payable	686	1,819
Accrued expenses and other current liabilities	(993)	(3,034)
Operating lease liabilities	(459)	(328)
Net cash used in operating activities	(52,229)	(34,080)
Cash flows from investing activities
Purchases of short-term investments	(116,106)	(31,920)
Proceeds from maturities of short-term investments	150,453	33,500
Purchases of property and equipment	(314)	(162)
Net cash provided by investing activities	34,033	1,418
Cash flows from financing activities
Payments of offering costs	—	(53)
Proceeds from exercise of share options	965	755
Payment of taxes on restricted share units withheld for taxes	(156)	—
Net cash provided by financing activities	809	702
Net change in cash and cash equivalents	(17,387)	(31,960)
Cash and cash equivalents
Beginning of the period	169,510	129,792
End of the period	$152,123	$97,832
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$100	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,190	$—

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

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $375.9 million as of March 31, 2025. Prior to completion of its

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million. In June 2024, the Company closed its Follow-On Offering for net proceeds of approximately $512.7 million.

As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $836.9 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025 and condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of research and development of medicines that target chronic diseases with unmet medical need. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), reviews consolidated financial statements and decides how to allocate resources and evaluate segment performance based on net loss reported in the consolidated statements of operations and comprehensive loss. The Company’s long-lived assets are primarily in China.

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Operating expenses:
Discovery research and development	$21,787	$10,397
Clinical research and development	17,157	8,392
Other research and development expenses	3,923	1,890
General and administrative	13,444	11,336
Total operating expenses	56,311	32,015
Loss from operations	(56,311)	(32,015)
Interest and other income, net	9,576	6,008
Loss before provision for income taxes	(46,735)	(26,007)
Provision for income taxes	98	29
Segment net loss and net loss attributable to ordinary shareholders	$(46,833)	$(26,036)

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical studies and regulatory approval prior to commercialization. These efforts require significant amounts of additional resources, adequate personnel, infrastructure and extensive compliance and reporting.

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

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per ordinary share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including non-voting ordinary shares, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the unvested restricted share units, ordinary shares committed under the employee share purchase plan and share options are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per ordinary share is the same as basic net loss per ordinary share for those periods.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective for the fiscal year ended December 31, 2024 on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3. Composition of Certain Consolidated Financial Statement Line Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2025	2024
Accrued compensation	$4,751	$7,290
Accrued research and development expenses	6,473	5,460
Accrued clinical expenses	7,948	7,025
Accrued professional services	3,535	2,918
Accrued other liabilities	2,599	3,606
Total accrued expenses and other current liabilities	$25,306	$26,299

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	MARCH 31,				DECEMBER 31,
	2025				2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$139,175	$—	$—	$139,175	$161,328	$—	$—	$161,328
U.S. government bonds	242,960	—	—	242,960	263,015	—	—	263,015
U.S. government agency bonds	—	37,282	—	37,282	—	46,957	—	46,957
Corporate debt securities	—	404,517	—	404,517	—	404,036	—	404,036
Total fair value of financial assets	$382,135	$441,799	$—	$823,934	$424,343	$450,993	$—	$875,336

	MARCH 31,				DECEMBER 31,
	2025				2024
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$139,175	$—	$—	$139,175	$161,328	$—	$—	$161,328
U.S. government bonds	242,320	—	640	242,960	262,316	(48)	747	263,015
U.S. government agency bonds	37,226	(2)	58	37,282	46,890	(11)	78	46,957
Corporate debt securities	404,398	(170)	289	404,517	403,888	(368)	516	404,036
Total fair value of financial assets	$823,119	$(172)	$987	$823,934	$874,422	$(427)	$1,341	$875,336

As of March 31, 2025 and December 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three months ended March 31, 2025 and 2024. The Company classifies its short-term investments as available-for-sale and records them at fair value based upon market prices at period end. Contractual maturities of short-term investments are generally not more than one year. As of March 31, 2025, the remaining contractual maturities of $564.7 million of investments were within one year and $120.1 million of investments were after one year through two years.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either March 31, 2025 or December 31, 2024, and no impairment losses were recognized for the three months ended March 31, 2025 and 2024.

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

In February 2025, Structure USA entered into a sublease agreement for approximately 22,365 square feet of office space located in South San Francisco, California to expand its corporate headquarters. The lease commenced in March 2025 and will expire on October 31, 2029. The annual base rent will initially be approximately $1.0 million and will increase annually by 3%, and Structure USA will also be responsible for the payment of additional costs and fees related to its use of the premises.

The maturities of operating lease liabilities were as follows (in thousands):

MARCH 31,
2025
2025 (remaining nine months)	$2,201
2026	2,913
2027	1,444
2028	1,094
2029	939
Total undiscounted lease payments	8,591
Less: imputed interest	(1,004)
Total operating lease liability	7,587
Less: current portion	(2,471)
Operating lease liability, net of current portion	$5,116

Operating lease cost was $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, including $0.3 million and $0.2 million short-term lease costs for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted average remaining lease term was

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.5 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the three months ended March 31, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $0.6 million and $0.3 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of March 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Shareholders’ Equity

As of March 31, 2025, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, no dividends on ordinary shares had been declared by the board of directors.

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

The offering period and purchase periods are determined by the board of directors. As of March 31, 2025, 4,042,548 shares under the ESPP remain available for purchase.

Performance Share Units

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche is contingent on the occurrence of certain milestone events and fulfilment of service condition. The achievement of two of the three milestones continue to be probable as of March 31, 2025, and the Company recognized cumulative compensation cost of $2.0 million through March 31, 2025.

Share-Based Compensation

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Research and development	$2,699	$1,223
General and administrative	3,219	1,521
Total share-based compensation	$5,918	$2,744

7. Net Loss Per Share

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

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Numerator:
Net loss attributable to ordinary shareholders	$(46,833)	$(26,036)
Denominator:
Weighted-average ordinary shares outstanding used to compute basic and diluted net loss per share	172,051	139,710
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.27)	$(0.19)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	MARCH 31,
	2025	2024
Options to purchase ordinary shares	15,338	12,061
Unvested restricted share units	2,657	945
Shares committed under ESPP	216	106
Total	18,211	13,112

8. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) was a member of the Company’s board of directors until June 25, 2024, at which time Mr. Farid ceased being a related party. During the year ended December 31, 2024, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the year ended December 31, 2024, the Company paid $3.2 million to Schrödinger and had a payable balance of $0.3 million to Schrödinger as of December 31, 2024.

Lhotse Collaboration Agreement with Schrödinger LLC

In October 2020, Lhotse Bio, Inc. (“Lhotse”), the Company’s wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC, one of the Company’s shareholders, to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger LLC is obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse is obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties oversees the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse is engaged in active development of any compound having activity against LPA1R that is discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger LLC is obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse will solely own the research

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that are directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse is obligated to pay Schrödinger LLC a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger LLC continues to perform research work as agreed by the parties, and as of December 31, 2024, the Company has paid to Schrödinger LLC an aggregate of $0.8 million. If Lhotse develops and commercializes a product containing a compound (a “Lhotse Collaboration Compound”), that is discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse is obligated to pay Schrödinger LLC development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger LLC tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger LLC will expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of March 31, 2025 and December 31, 2024, no milestone or royalty payments have been paid or accrued.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of March 31, 2025 and December 31, 2024, no milestone or royalty payments have been paid or accrued under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II. Item 1A. and those discussed in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025.

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

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in two Phase 2 clinical studies for the treatment of obesity, overweight and related conditions. Our obesity pipeline also includes ACCG-2671, an oral small molecule amylin receptor agonist development candidate, multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide (“GIP”) and glucagon (“GCG”) receptors, as well as ANPA-0073, an oral small molecule agonist targeting the apelin (“APJ”) receptor in good laboratory practice (“GLP”)-toxicology studies, which is expected to be completed in 2025, and Phase 2 ready. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone therapeutics aleniglipron or ACCG-2671, as demonstrated below. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus, heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated effectiveness and safety and, from a manufacturing standpoint, more scalable towards meeting global demand.

In June 2024, we reported positive topline data from our Phase 2a obesity study, in which aleniglipron demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120mg. Furthermore, we explored a new tablet formulation of aleniglipron in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an investigational new drug (“IND”) to the U.S. Food and Drug Administration (the “FDA”) to support initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (body mass index ≥ 30 kg/m2), or overweight (body mass index ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as pharmacokinetics of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study, known as ACCESS II, evaluating two higher doses of aleniglipron in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. Participants start at 5mg of aleniglipron (or placebo) and follow a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in both the ACCESS and ACCESS II studies, and expect to report topline data from both studies in the fourth quarter of 2025.

In June 2024, we initiated a Phase 1 clinical study of LTSE-2578, our oral small molecule antagonist that targets the lysophosphatidic acid 1 receptor (“LPA1R”) for the treatment of idiopathic pulmonary fibrosis (“IPF”). The randomized, double-blind, placebo-controlled first-in-human clinical study is designed to investigate the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578 in approximately 64 healthy participants and we expect to report initial data in 2025.

We are advancing our amylin oral small molecule program and have declared our lead development candidate, ACCG-2671, and have commenced IND-enabling studies. We expect to initiate Phase 1 clinical study of ACCG-2671 in the fourth quarter of 2025.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $46.8 million and $26.0 million in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $375.9 million. Historically, prior to our initial public offering (“IPO”), we have financed our operations primarily through the private placement of equity securities.

As of March 31, 2025, we have cash, cash equivalents and short-term investments of $836.9 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through at least 2027, including all aleniglipron studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical studies, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical studies of aleniglipron, and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our product, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, the ongoing Russia/Ukraine conflict and the Israel-Hamas war for the three months ended March 31, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical studies, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical studies, delays in the FDA’s review and approval processes including as a result of recent layoffs, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to the Russia/Ukraine conflict and Israel-Hamas war, higher prices of supplies, tariffs, changes in monetary and fiscal policy, United States political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, including amortization and accretion of premiums and discounts on short-term investments and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Operating expenses:
Research and development	$42,867	$20,679
General and administrative	13,444	11,336
Total operating expenses	56,311	32,015
Loss from operations	(56,311)	(32,015)
Interest and other income, net	9,576	6,008
Loss before provision for income taxes	(46,735)	(26,007)
Provision for income taxes	98	29
Net loss	$(46,833)	$(26,036)

Research and Development Expenses

Research and development expenses increased by $22.2 million, or 107%, to $42.9 million during the three months ended March 31, 2025, compared to $20.7 million during the three months ended March 31, 2024. The increase in research and development expenses was primarily due to increases related to pre-clinical research and development expenses, clinical trial costs and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Product candidate:
ANPA‑0073	$1,106	$1,114
Aleniglipron (GSBR‑1290)	24,985	9,535
LTSE‑2578	1,426	2,162
ACCG-2671	5,610	1,983
Other	9,740	5,885
Total research and development expenses	$42,867	$20,679

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 19%, to $13.4 million during the three months ended March 31, 2025, compared to $11.3 million during the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company, partially offset by a decrease in consulting services.

Interest and Other Income, Net

Interest and other income, net, increased by $3.6 million to an income of $9.6 million during the three months ended March 31, 2025, compared to an income of $6.0 million during the three months ended March 31, 2024. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In connection with the closing of our IPO in February 2023, we issued and sold an aggregate of 12,351,000 ADSs (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023 (the “Private Placement”). We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we issued and sold 10,427,017 ADSs at a price of $52.50 per ADS, including the full exercise of the underwriters’ option to purchase up to an aggregate of 1,360,045 additional ADSs, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “Follow-On Offering”). As of March 31, 2025, we had cash, cash equivalents and short-term investments of $836.9 million and an accumulated deficit of $375.9 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $46.8 million and $26.0 million in the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $375.9 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $836.9 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical studies of aleniglipron, and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our preclinical development activities, laboratory testing and clinical studies for our product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the cost and timing of manufacturing our product candidates;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems; and
●	the impact of geopolitical and macroeconomic events, including tariffs, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(52,229)	$(34,080)
Investing activities	34,033	1,418
Financing activities	809	702
Net increase in cash and cash equivalents	$(17,387)	$(31,960)

Cash Flows Used in Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $52.2 million, consisting of a net loss of $46.8 million and an increase in net operating assets of $6.8 million, partially offset by non-cash charges of $1.4 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The increase in net operating assets was primarily due to an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in accrued expenses and other current liabilities, partially offset by an increase in accounts payable.

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

Cash Flows Provided by Investing Activities

During the three months ended March 31, 2025, net cash provided investing activities was $34.0 million, consisting primarily of net maturities of short-term investments.

During the three months ended March 31, 2024, net cash provided by investing activities was $1.4 million, consisting primarily of net maturities of short-term investments.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $0.8 million, consisting primarily of proceeds from exercise of share options of $1.0 million, partially offset by payment of taxes on restricted share units withheld for taxes of $0.2 million.

During the three months ended March 31, 2024, net cash provided by financing activities was $0.7 million, consisting primarily of proceeds from exercise of share options.

Contractual Obligations

As of March 31, 2025, our contractual obligations consist of facilities lease payments totaling $8.6 million, with $2.9 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Our critical accounting policies and estimates are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant

Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There were no material changes to these quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical studies, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Further, aleniglipron, our product candidate for obesity, overweight and related conditions, ACCG-2671, our oral small molecule amylin receptor agonist development candidate for the treatment of obesity, ANPA-0073, our product candidate for selective or muscle-sparing weight loss, and LTSE-2578, our product candidates for IPF, are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $46.8 million and $122.5 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $375.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical studies of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of March 31, 2025, will be sufficient to fund our operating expenses and key clinical milestones through at least 2027, including all planned aleniglipron studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates, economic inflation and tariffs, changes in monetary and fiscal policy, United States political developments and other sources of instability, the impact of the Russia/Ukraine conflict and Israel-Hamas war, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical studies may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical studies or preclinical studies of a product candidate may not predict the results of later clinical studies of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, the preliminary topline nature of aleniglipron results, the length of the study and sample size may render these results not necessarily indicative of the results for our future clinical studies for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective glucagon-like-peptide-1 receptor agonists (“GLP-1RAs”). In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the study and had similar baseline characteristics (implicit imputation). Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical studies. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

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

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with applicable regulatory authorities on trial design or implementation;
●	delays in obtaining regulatory authorization to commence a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“ CROs”), other vendors, or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors and trial sites;
●	delays in obtaining approval from one or more institutional review boards (“IRB”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
●	delays in recruiting suitable patients to participate in our ongoing and planned clinical studies;
●	changes to the clinical trial protocol;
●	clinical sites deviating from trial protocol such as the data collection omission we experienced at a clinical site as discussed above or dropping out of a trial;

●	delays in manufacturing sufficient quantities of our product candidates for use in clinical studies, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical studies;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	participants choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical studies;
●	lack of adequate funding to continue a clinical trial;
●	occurrence of adverse events (“AEs”) or serious adverse events (“SAEs”) associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of SAEs in clinical studies of the same class of agents conducted by other companies;
●	imposition of a temporary or permanent clinical hold by regulatory authorities;
●	selection of clinical trial end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	clinical studies producing negative or inconclusive results;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or applicable foreign authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or contamination or cross-contaminations of product candidates in the manufacturing process;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical studies, not performing our clinical studies on our anticipated schedule or consistent with the clinical trial protocol or other regulatory requirements or committing fraud; or
●	changes in regulatory requirements, guidance, or feedback from regulatory agencies that require amending or submitting new clinical protocols or otherwise modifying the design of our clinical studies.

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

We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

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

We believe that clinical data generated in Australia and China or other foreign countries will be accepted by the FDA and its foreign equivalents; however, there can be no assurance the FDA or applicable foreign authorities will accept data from any other clinical studies that we may conduct in Australia, China or other foreign countries. If the FDA or applicable foreign authorities do not accept any such data, we would likely be required to conduct additional Phase 1 clinical studies, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, the active pharmaceutical ingredients (“APIs”) and drug product are manufactured in China. We also rely on specialized laboratory equipment, supplies, materials and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs and drug product. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, furloughed critical employees and ceased critical activities. More recently, such agencies, including the FDA, have conducted layoffs and may, from time to time, conduct additional layoffs. If a prolonged government shutdown occurs or as a result of the recent significant layoffs at the FDA or further layoffs occur, it could significantly impact the ability of the FDA and applicable foreign authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our APIs and drug product for our product candidates are currently provided by a supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed prohibiting U.S. government contracts, grants, and loans to entities that use equipment and services from certain named Chinese biotech companies, which included WuXi AppTec and WuXi Biologics and certain of their respective subsidiaries and affiliates, and authorized the U.S. government to include additional Chinese biotechnology companies of concern. This version of the BIOSECURE Act included a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. Any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our APIs and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

In October 2020, Lhotse, our wholly-owned subsidiary, entered into the Lhotse-Schrödinger Agreement. In November 2023, Aconcagua, our wholly-owned subsidiary, entered into the Aconcagua-Schrödinger Agreement. Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See “Related Party Transactions” in Note 8 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Even if we obtain any marketing approval for our current or any future product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs, for any clinical studies that we may conduct post-approval. Any marketing approvals that we receive for our current or future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 studies, and surveillance to monitor the quality, safety and efficacy of the drug.

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

The FDA’s policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could cause changes to or delays in the drug review process, or suspend or restrict marketing approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes (the “Loper decision”). The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would harm our business, financial condition, results of operations and prospects.

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

We are aware of GLP-1R small molecules in development by Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Phamaceuticals, Progen Holdings, Pep2Tango, Metsera, QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen and Biomed Industries. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

As of March 31, 2025, we had 183 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical studies, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical studies, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union (“EU”) General Data Protection Regulation (“GDPR”), the United Kingdom’s (“UK”) GDPR, and the Personal Information Protection Act in South Korea, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress (“SCNPC”) in November 2016 and came into effect in June 2017, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in June 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law and the Administrative Measures for the Hierarchical Protection of Information Security provides that China adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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

Furthermore, on February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future issuances of our equity securities to foreign investors. For more details, see Part I. Item 1. “Business—Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”), which was promulgated in March 2007, became effective in January 2008 and was amended in February 2017 and December 2018, and the Regulation on the Implementation of the EIT Law, effective as of January 1, 2008 and as amended in April 2019 and January 2025, define the term “de facto management bodies” as “bodies that substantially carry out comprehensive management and control on the business operation, personnel, accounts and assets of enterprises.” Under the EIT Law, an enterprise incorporated outside of China whose “de facto management bodies” are located in China may be considered a “resident enterprise” and will be subject to a uniform 25% enterprise income tax (“EIT”), rate on its global income. The Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as Chinese Tax Resident Enterprises on the Basis of De Facto Management Bodies (“SAT Circular 82”), issued by the State Taxation Administration of the People’s Republic of China (“SAT”) on April 22, 2009 and as amended in November 2013 and December 2017 further specifies certain criteria for the determination of what constitutes “de facto management bodies.” If all of these criteria are met, the relevant foreign enterprise may be regarded to have its “de facto management bodies” located in China and therefore be considered a Chinese resident enterprise. These criteria include: (i) the enterprise’s day-to-day operational management is primarily exercised in China; (ii) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in China; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders’ meeting minutes are located or maintained in China; and (iv) 50% or more of voting board members or senior executives of the enterprise habitually reside in China. Although SAT Circular 82 only applies to foreign enterprises that are majority-owned and controlled by Chinese enterprises, not those owned and controlled by foreign enterprises or individuals, the determining criteria set forth in SAT Circular 82 may be adopted by the Chinese tax authorities as the reference for determining whether the enterprises are Chinese tax residents, regardless of whether they are majority-owned and controlled by Chinese enterprises.

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

As of March 31, 2025, our executive officers, directors, five percent shareholders and their affiliates beneficially owned approximately 49% of the voting power of our outstanding share capital (excluding the 18,000,000 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon the exercise or vesting of awards granted under our equity incentive plans). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

As a public company in the United States, we will incur significant legal, accounting and other expenses that we did not incur prior to our IPO. These expenses will likely be even more significant in the future since we no longer qualify as an emerging growth company as of December 31, 2024. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. As of June 30, 2024, the end of our second fiscal quarter and the date of assessment for our filer status, the market value of our ordinary shares held by non-affiliates exceeded $700.0 million. As a result, we are a large accelerated filer and ceased to be an emerging growth company effective December 31, 2024. Additionally, we no longer qualify as a smaller reporting company as of this Quarterly Report. As a result of this transition, we were required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with our Annual Report on Form 10-K for the year ended December 31, 2024. To prepare for compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue to incur increasing costs with regards to compliance with Section 404 in the future.

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

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records, other than the amended and restated memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies. The Registrar of Companies of the Cayman Islands shall make available the list of the names of our current directors (and where applicable the current alternate directors of the Company) for inspection by any person upon payment of a fee by such person. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our annual report, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended March 31, 2025.

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

Date: May 8, 2025

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens, Ph.D.
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)