Form 10-Q
period 2025-06-30
Structure Therapeutics Inc.
filed 2025-08-06
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of July 31, 2025, was 172,793,818, of which 164,116,326 ordinary shares were held in the form of ADSs.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have four product candidates, aleniglipron, ACCG-2671, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical studies or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$147,024	$169,510
Short-term investments	639,472	714,008
Prepaid expenses and other current assets	12,802	7,693
Total current assets	799,298	891,211
Property and equipment, net	3,459	3,478
Operating right-of-use assets	7,484	3,535
Other non-current assets	6,202	5,106
Total assets	$816,443	$903,330
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,990	$8,024
Accrued expenses and other current liabilities	27,379	26,299
Operating lease liabilities, current portion	2,664	1,698
Total current liabilities	39,033	36,021
Operating lease liabilities, net of current portion	5,012	2,164
Other non-current liabilities	317	302
Total liabilities	44,362	38,487
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of June 30, 2025 and December 31, 2024	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of June 30, 2025 and December 31, 2024; 172,700 and 171,860 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	17	17
Additional paid-in capital	1,209,294	1,193,010
Accumulated other comprehensive income	362	914
Accumulated deficit	(437,592)	(329,098)
Total shareholders’ equity	772,081	864,843
Total liabilities and shareholders’ equity	$816,443	$903,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$54,710	$22,050	$97,577	$42,729
General and administrative	15,741	11,266	29,185	22,602
Total operating expenses	70,451	33,316	126,762	65,331
Loss from operations	(70,451)	(33,316)	(126,762)	(65,331)
Interest and other income, net	8,929	7,335	18,505	13,343
Loss before provision for income taxes	(61,522)	(25,981)	(108,257)	(51,988)
Provision for income taxes	139	53	237	82
Net loss attributable to ordinary shareholders	$(61,661)	$(26,034)	$(108,494)	$(52,070)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.36)	$(0.18)	$(0.63)	$(0.36)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	172,647	148,239	172,351	143,975
Other comprehensive loss:
Unrealized loss on investments, net	(453)	(397)	(552)	(1,008)
Total other comprehensive loss	(453)	(397)	(552)	(1,008)
Comprehensive loss	$(62,114)	$(26,431)	$(109,046)	$(53,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	171,860	$17	$1,193,010	$914	$(329,098)	$864,843
Issuance of ordinary shares upon exercise of vested share options	644	—	965	—	—	965
Issuance of ordinary shares upon vesting of restricted share units	134	—	—	—	—	—
Shares withheld for taxes	(28)	—	(156)	—	—	(156)
Share-based compensation expense	—	—	5,918	—	—	5,918
Unrealized loss on investments, net	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(46,833)	(46,833)
Balance at March 31, 2025	172,610	17	1,199,737	815	(375,931)	824,638
Issuance of ordinary shares upon exercise of vested share options	22	—	43	—	—	43
Issuance of ordinary shares pursuant to employee share purchase plan	68	—	474	—	—	474
Depository issuance cost offset	—	—	1,531	—	—	1,531
Share-based compensation expense	—	—	7,509	—	—	7,509
Unrealized loss on investments, net	—	—	—	(453)	—	(453)
Net loss	—	—	—	—	(61,661)	(61,661)
Balance at June 30, 2025	172,700	$17	$1,209,294	$362	$(437,592)	$772,081

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2023	139,220	$14	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon exercise of vested share options	635	—	755	—	—	755
Share-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on investments, net	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	(26,036)	(26,036)
Balance at March 31, 2024	139,855	14	662,502	(90)	(232,608)	429,818
Issuance of ordinary shares upon Follow-On Offering, net of issuance costs and underwriting discounts of $34,688	31,281	3	512,727	—	—	512,730
Issuance of ordinary shares upon exercise of vested share options	427	—	478	—	—	478
Issuance of ordinary shares pursuant to employee share purchase plan	26	—	241	—	—	241
Share-based compensation expense	—	—	4,196	—	—	4,196
Unrealized loss on investments, net	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(26,034)	(26,034)
Balance at June 30, 2024	171,589	$17	$1,180,144	$(487)	$(258,642)	$921,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
Cash flows from operating activities
Net loss	$(108,494)	$(52,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,427	6,940
Depreciation expense	565	454
Non-cash lease expense	972	869
Accretion of net investment discounts	(9,537)	(6,461)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,109)	(4,217)
Other non-current assets	(1,096)	(1,781)
Accounts payable	966	(2,571)
Accrued expenses and other current liabilities	2,611	(857)
Operating lease liabilities	(1,092)	(779)
Net cash used in operating activities	(106,787)	(60,473)
Cash flows from investing activities
Purchases of short-term investments	(204,932)	(315,508)
Proceeds from maturities of short-term investments	288,453	113,000
Purchases of property and equipment	(546)	(589)
Net cash provided by (used in) investing activities	82,975	(203,097)
Cash flows from financing activities
Proceeds from issuance of ordinary shares in Follow-On Offering, net of underwriting discounts and commissions	—	514,573
Payments of offering costs	—	(642)
Proceeds from issuance of ordinary shares under employee share purchase plan	474	241
Proceeds from exercise of share options	1,008	1,233
Payment of taxes on restricted share units withheld for taxes	(156)	—
Net cash provided by financing activities	1,326	515,405
Net change in cash and cash equivalents	(22,486)	251,835
Cash and cash equivalents
Beginning of the period	169,510	129,792
End of the period	$147,024	$381,627
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,254
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,921	$—

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

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $437.6 million as of June 30, 2025. Prior to completion of its IPO,

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million. In June 2024, the Company closed its Follow-On Offering for net proceeds of approximately $512.7 million.

As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $786.5 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2025 and condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024 and condensed consolidated cash flows for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Operating expenses:
Discovery research and development	$26,244	$9,995	$48,031	$20,392
Clinical research and development	23,149	9,304	40,306	17,696
Other research and development expenses	5,317	2,751	9,240	4,641
General and administrative	15,741	11,266	29,185	22,602
Total operating expenses	70,451	33,316	126,762	65,331
Loss from operations	(70,451)	(33,316)	(126,762)	(65,331)
Interest and other income, net	8,929	7,335	18,505	13,343
Loss before provision for income taxes	(61,522)	(25,981)	(108,257)	(51,988)
Provision for income taxes	139	53	237	82
Segment net loss and net loss attributable to ordinary shareholders	$(61,661)	$(26,034)	$(108,494)	$(52,070)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Composition of Certain Consolidated Financial Statement Line Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2025	2024
Accrued compensation	$5,589	$7,290
Accrued research and development expenses	9,679	5,460
Accrued clinical expenses	8,000	7,025
Accrued professional services	2,884	2,918
Accrued other liabilities	1,227	3,606
Total accrued expenses and other current liabilities	$27,379	$26,299

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	JUNE 30,				DECEMBER 31,
	2025				2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$139,062	$—	$—	$139,062	$161,328	$—	$—	$161,328
U.S. government bonds	253,737	—	—	253,737	263,015	—	—	263,015
U.S. government agency bonds	—	37,580	—	37,580	—	46,957	—	46,957
Corporate debt securities	—	348,155	—	348,155	—	404,036	—	404,036
Total fair value of financial assets	$392,799	$385,735	$—	$778,534	$424,343	$450,993	$—	$875,336

	JUNE 30,				DECEMBER 31,
	2025				2024
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$139,062	$—	$—	$139,062	$161,328	$—	$—	$161,328
U.S. government bonds	253,319	(20)	438	253,737	262,316	(48)	747	263,015
U.S. government agency bonds	37,565	(1)	16	37,580	46,890	(11)	78	46,957
Corporate debt securities	348,226	(163)	92	348,155	403,888	(368)	516	404,036
Total fair value of financial assets	$778,172	$(184)	$546	$778,534	$874,422	$(427)	$1,341	$875,336

As of June 30, 2025 and December 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and six months ended June 30, 2025 and 2024. The Company classifies its short-term investments as available-for-sale and records them at fair value based upon market prices at period end. Contractual maturities of short-term investments are generally not more than one year. As of June 30, 2025, the remaining contractual maturities of $552.6 million of investments were within one year and $86.9 million of investments were after one year through two years.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either June 30, 2025 or December 31, 2024, and no impairment losses were recognized for the three and six months ended June 30, 2025 and 2024.

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

In March 2025 Shanghai ShouTi entered into another lease agreement for approximately 5,000 square feet of office and laboratory space located in Shanghai, China for its research and development activities. The lease commenced in June 2025 and will expire on August 9, 2028. The annual base rent will be approximately $0.3 million based on the exchange rate upon entering into this lease agreement, and Shanghai ShouTi is also responsible for the payment of additional costs and fees related to its use of the premises.

The maturities of operating lease liabilities were as follows (in thousands):

JUNE 30,
2025
2025 (remaining six months)	$1,503
2026	3,212
2027	1,719
2028	1,274
2029	938
Total undiscounted lease payments	8,646
Less: imputed interest	(970)
Total operating lease liability	7,676
Less: current portion	(2,664)
Operating lease liability, net of current portion	$5,012

Operating lease cost was $1.1 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, including $0.4 million and $0.2 million short-term lease costs for the three months ended June 30, 2025 and 2024, respectively. Operating lease cost was $1.8 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively, including $0.6 million and $0.4 million short-term lease costs for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted average remaining lease term was 3.3 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the six months ended June 30, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $1.4 million and $0.8 million,

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of June 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Shareholders’ Equity

As of June 30, 2025, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, no dividends on ordinary shares had been declared by the board of directors.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The offering period and purchase periods are determined by the board of directors. The Company issued 67,794 and 25,794 shares under the ESPP during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, 3,974,754 shares under the ESPP remain available for purchase.

Performance Share Units

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche was contingent on the occurrence of certain milestone events and fulfilment of service condition. As of December 31, 2024, the Company concluded these two milestones were probable of achievement and therefore recognized compensation expense of $1.7 million during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company recognized compensation expense of $0.6 million. In June 2025, the Company’s compensation committee certified the achievement of two of the three milestones, effective July 1, 2025. Because the third milestone was not achieved, the third tranche of performance share units was forfeited, effective July 1, 2025. As such, no share-based compensation expense has been or will be recognized for this third tranche of performance share units.

Share-Based Compensation

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
Research and development	$3,461	$2,023	$6,160	$3,246
General and administrative	4,048	2,173	7,267	3,694
Total share-based compensation	$7,509	$4,196	$13,427	$6,940

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ordinary shareholders	$(61,661)	$(26,034)	$(108,494)	$(52,070)
Denominator:
Weighted-average ordinary shares outstanding used to compute basic and diluted net loss per share	172,647	148,239	172,351	143,975
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.36)	$(0.18)	$(0.63)	$(0.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	JUNE 30,
	2025	2024
Options to purchase ordinary shares	15,879	12,414
Unvested restricted share units	2,884	945
Shares committed under ESPP	310	143
Total	19,073	13,502

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of June 30, 2025 and December 31, 2024, no milestone or royalty payments have been paid or accrued.

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2024, no milestone or royalty payments had been paid or accrued under this agreement. As of June 30, 2025, one milestone of $3.0 million was achieved and paid under this agreement.

9. Subsequent Events

On August 5, 2025, the Company’s affiliate, Basecamp Bio Inc., entered into an Asset Purchase Agreement (the “Exelixis Agreement”) with Exelixis, Inc. related to certain early-stage non-metabolic and non-obesity early-stage assets. Under the Agreement, the Company is eligible for initial payments totaling $10.0 million, and contingent milestone payments of up to $90.0 million in the aggregate. In addition, the Company is eligible to receive tiered, low single digit royalties on the net sales of approved products.

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

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in two Phase 2 clinical studies for the treatment of obesity, overweight and related conditions. Our obesity pipeline also includes ACCG-2671, an oral small molecule amylin receptor agonist development candidate, multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide (“GIP”) and glucagon receptors, as well as ANPA-0073, an oral small molecule agonist targeting the apelin (“APJ”) receptor in good laboratory practices-toxicology studies, which is expected to be completed in 2025, and Phase 2 ready. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone therapeutics aleniglipron or ACCG-2671, as demonstrated below. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus, heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated effectiveness and safety and, from a manufacturing standpoint, more scalable towards meeting global demand.

In June 2024, we reported positive topline data from our Phase 2a obesity study, in which aleniglipron demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120 mg. Furthermore, we explored a new tablet formulation of aleniglipron in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an Investigational New Drug (“IND”) to the U.S. Food and Drug Administration (the “FDA”) to support initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (body mass index ≥ 30 kg/m2), or overweight (body mass index ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) with a four-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as pharmacokinetics of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study, known as ACCESS II, evaluating two higher doses of aleniglipron in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) and follow a four-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in both the ACCESS and ACCESS II studies, and expect to report topline data from both studies in the fourth quarter of 2025.

In August 2025, we announced that we have implemented extensions to the ongoing ACCESS and ACCESS II studies. All patients in the Phase 2b ACCESS study are provided an option to roll over into an open label extension and receive aleniglipron after completing the double-blinded randomized portion of the study. This will allow collection of data on longer-term weight loss effects, expand the overall safety database and provide aleniglipron access to patients enrolled in the blinded portion of the study who opt in to the extension.

In ACCESS II, following the initial 36-week efficacy evaluation, patients will continue on their assigned dose to 44 weeks, which allows for collection of an additional eight weeks of double-blinded safety, tolerability, and efficacy data in the study. Overall, this extension will provide additional longer-term data in the two potentially higher dose arms of 180 mg and 240 mg. Per protocol and as previously planned, a formal unblinded efficacy assessment at 36 weeks is expected by year-end 2025.

In August 2025, we announced that we are conducting three new aleniglipron studies as planned that will generate additional data to competitively position aleniglipron and further support the design of the Phase 3 program:

1.	The Phase 2 study assessing a maintenance switching strategy from an approved GLP-1 receptor agonist injectable to aleniglipron. This study will evaluate the transition from an approved injectable GLP-1 receptor agonist to once-daily oral aleniglipron for weight loss maintenance. This study will assess the starting dose and the weight loss maintenance over 12 weeks. Enrollment is expected to start in the third quarter of 2025.
2.	A Phase 2 Body Composition Study will assess the effect of aleniglipron on body fat loss over a 40-week evaluation period. These data will be used to incorporate body composition endpoints into the Phase 3 program. Enrollment is expected to start in the third quarter of 2025.
3.	A Phase 2 study in patients with obesity or overweight and type 2 diabetes mellitus (“T2DM”). This placebo-controlled study in patients with obesity or overweight and T2DM is anticipated to start in the fourth quarter of 2025. Data from the 38-week study may be used to support the inclusion of a cohort of T2DM in the Phase 3 obesity program.

We are advancing our amylin receptor agonist oral small molecule program, and have declared ACCG-2671our lead development candidate, and are currently conducting IND-enabling studies. We expect to initiate the first-in-human Phase 1 clinical study of ACCG-2671 by year-end 2025. Preclinical ACCG-2671 data demonstrated high binding affinity and balanced potency in human calcitonin receptor and amylin receptor functional assays. In diet-induced obese rats, oral administration of ACCG-2671 resulted in significant, dose-dependent body weight reductions. Combination therapy with semaglutide (both as add-on and concurrent treatment) resulted in superior weight loss compared to monotherapy.

We also expect to declare a second amylin receptor agonist oral small molecule development candidate by the end of 2025.

In July 2025, we completed a Phase 1 single and multiple ascending dose clinical study of LTSE-2578, our oral small molecule antagonist that targets the lysophosphatidic acid 1 receptor (“LPA1R”) for the treatment of idiopathic pulmonary fibrosis (“IPF”). The randomized, double-blind, placebo-controlled first-in-human clinical study investigated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578. In the study, there were no evidence of any dose-dependent LTSE-2578-related adverse events, including clinical, laboratory and electrocardiogram recordings. No serious adverse events were observed.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $108.5 million and $52.1 million in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $437.6 million. Historically, prior to our initial public offering (“IPO”), we have financed our operations primarily through the private placement of equity securities.

As of June 30, 2025, we have cash, cash equivalents and short-term investments of $786.5 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through at least 2027, including all aleniglipron studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical studies, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical studies of aleniglipron, and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, and various global conflicts for the six months ended June 30, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical studies, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical studies, delays in the FDA’s review and approval processes including as a result of recent layoffs, our ability to effectively operate across different geographies in which our offices are located, continued increases in interest rates and economic inflation, bank failures, the impact on the global economy due to various global conflicts, higher prices of supplies, tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

On July 4, 2025, the annual reconciliation bill, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to U.S. federal tax law. The new law repeals the requirement to capitalize domestic research and development (“R&D”) expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&D expenditures. Foreign R&D expenditures are still required to be capitalized and amortized ratably over 15 years. The law also permanently allows one hundred percent bonus depreciation for qualified business property, including machinery, equipment, and certain improvements to nonresidential real property. We are evaluating the overall impact of OBBBA and preliminarily, we do not anticipate a material change to our effective income tax rate and net deferred federal income tax assets as we maintain a full valuation allowance.

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

We expect our general and administrative expenses will increase during the next several years as we increase our headcount and expand our infrastructure to support our operations, particularly as a public company. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting, investor relations and other expenses to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of Nasdaq, the Sarbanes-

Oxley Act, and other applicable securities rules and regulations. Our general and administrative expenses may fluctuate from period to period as we continue to grow.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, including amortization and accretion of premiums and discounts on short-term investments and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024
Operating expenses:
Research and development	$54,710	$22,050
General and administrative	15,741	11,266
Total operating expenses	70,451	33,316
Loss from operations	(70,451)	(33,316)
Interest and other income, net	8,929	7,335
Loss before income tax expense	(61,522)	(25,981)
Provision for income taxes	139	53
Net loss	$(61,661)	$(26,034)

Research and Development Expenses

Research and development expenses increased by $32.7 million, or 148%, to $54.7 million during the three months ended June 30, 2025, compared to $22.1 million during the three months ended June 30, 2024. The increase in research and development expenses was primarily due to increases related to preclinical research and development expenses, clinical trial costs, a milestone payment under our Aconcagua-Schrödinger Agreement (as defined below) and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024
Product candidate:
ANPA‑0073	$1,048	$1,635
Aleniglipron (GSBR‑1290)	28,365	9,943
LTSE‑2578	1,493	2,181
ACCG-2671	9,649	2,429
Other	14,155	5,862
Total research and development expenses	$54,710	$22,050

General and Administrative Expenses

General and administrative expenses increased by $4.5 million, or 40%, to $15.7 million during the three months ended June 30, 2025, compared to $11.3 million during the three months ended June 30, 2024. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income, Net

Interest and other income, net, increased by $1.6 million to an income of $8.9 million during the three months ended June 30, 2025, compared to an income of $7.3 million during the three months ended June 30, 2024. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
Operating expenses:
Research and development	$97,577	$42,729
General and administrative	29,185	22,602
Total operating expenses	126,762	65,331
Loss from operations	(126,762)	(65,331)
Interest and other income, net	18,505	13,343
Loss before provision for income taxes	(108,257)	(51,988)
Provision for income taxes	237	82
Net loss	$(108,494)	$(52,070)

Research and Development Expenses

Research and development expenses increased by $54.8 million, or 128%, to $97.6 million during the six months ended June 30, 2025, compared to $42.7 million during the six months ended June 30, 2024. The increase in research and development expenses was primarily due to increases related to preclinical research and development expenses, clinical trial costs, employee expenses (primarily due to an increase in personnel) and a milestone payment under our Aconcagua-Schrödinger Agreement.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
Product candidate:
ANPA‑0073	$2,154	$2,749
Aleniglipron (GSBR‑1290)	53,350	19,478
LTSE‑2578	2,919	4,343
ACCG-2671	15,259	4,412
Other	23,895	11,747
Total research and development expenses	$97,577	$42,729

General and Administrative Expenses

General and administrative expenses increased by $6.6 million, or 29%, to $29.2 million during the six months ended June 30, 2025, compared to $22.6 million during the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income, Net

Interest and other income, net, increased by $5.2 million to an income of $18.5 million during the six months ended June 30, 2025, compared to an income of $13.3 million during the six months ended June 30, 2024. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In connection with the closing of our IPO in February 2023, we issued and sold an aggregate of 12,351,000 American Depositary Shares (“ADSs”) (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023 (the “Private Placement”). We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we issued and sold 10,427,017 ADSs at a price of $52.50 per ADS, including the full exercise of the underwriters’ option to purchase up to an aggregate of 1,360,045 additional ADSs, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “Follow-On Offering”). As of June 30, 2025, we had cash, cash equivalents and short-term investments of $786.5 million and an accumulated deficit of $437.6 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $108.5 million and $52.1 million in the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $437.6 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $786.5 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

To date, we have not generated any revenue from our products. We do not expect to generate any significant product revenue until we successfully develop and obtain regulatory approval for and commercialize our product candidates, and we do not know when, or if, either will occur. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical studies, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. We are subject to the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical studies of aleniglipron, and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our preclinical development activities, laboratory testing and clinical studies for our product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the cost and timing of manufacturing our product candidates;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems; and
●	the impact of geopolitical and macroeconomic events, including tariffs, future bank failures, increased geopolitical tensions between the United States and China, various global conflicts and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, tax laws, U.S. political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a holder of our ADSs. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(106,787)	$(60,473)
Investing activities	82,975	(203,097)
Financing activities	1,326	515,405
Net (decrease) increase in cash and cash equivalents	$(22,486)	$251,835

Cash Flows Used in Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $106.8 million, consisting of a net loss of $108.5 million and an increase in net operating assets of $3.7 million, partially offset by non-cash charges of $5.4 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation and non-cash lease expense, partially offset by net gain from accretion of net investment discounts. The increase in net operating assets was primarily due to an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in operating lease liabilities, partially offset by an increase in accrued expenses and other current liabilities and an increase in accounts payable.

During the six months ended June 30, 2024, net cash used in operating activities was $60.5 million, consisting of a net loss of $52.1 million and an increase in net operating assets of $10.2 million, partially offset by non-cash charges of $1.8 million. The net loss was primarily due to our operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation and accretion of net investment discount. The increase in net operating assets was primarily due to an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in accounts payable.

Cash Flows Provided by (Used in) Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $83.0 million, consisting primarily of net maturities of short-term investments.

During the six months ended June 30, 2024, net cash used in investing activities was $203.1 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $1.3 million, consisting primarily of proceeds from issuance of ordinary shares under employee share plans of $1.5 million, partially offset by payment of taxes on restricted share units withheld for taxes of $0.2 million.

During the six months ended June 30, 2024, net cash provided by financing activities was $515.4 million, consisting primarily of proceeds from our Follow-On Offering of $514.6 million, net of underwriting discounts and commissions, and proceeds from issuance of ordinary shares under employee share plans.

Contractual Obligations

As of June 30, 2025, our contractual obligations consist of facilities lease payments totaling $8.6 million, with $3.1 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our knowledge of current events and actions we may undertake in the future and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There were no material changes to these quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $108.5 million and $122.5 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $437.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical studies of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

Even if we succeed in developing and obtaining marketing approval for one or more product candidates, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial R&D and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable could decrease the value of our ADSs and impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical studies of aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Our expenses will increase substantially if any of our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of June 30, 2025, will be sufficient to fund our operating expenses and key clinical milestones through at least 2027, including all planned aleniglipron studies for Phase 3 readiness but excluding Phase 3 registrational studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates, economic inflation and tariffs, changes in monetary and fiscal policy, United States political developments and other sources of instability, the impact of various global conflicts, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, including as a result of future bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

We are in the early stages of our development efforts and have four product candidates, aleniglipron, ACCG-2671, ANPA-0073 and LTSE-2578, in early clinical development. In June 2024, we reported positive topline data from our Phase 2a obesity study, in which aleniglipron demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120 mg. Furthermore, we explored a new tablet formulation of aleniglipron in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an IND to the FDA to support the initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (BMI ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) with a four-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as PK of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The study is designed to evaluate two higher doses of aleniglipron. Participants start at 5 mg of aleniglipron (or placebo) and follow a four-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in the ACCESS and ACCESS II studies, and we expect to report topline data from both studies in the fourth quarter of 2025.

In July 2025, we completed a Phase 1 single and multiple ascending dose clinical trial of LTSE-2578. The randomized, double-blind, placebo-controlled first-in-human clinical study investigated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578. In the study, there was no evidence of any dose-dependent LTSE-2578-related adverse events, including clinical, laboratory and electrocardiogram recordings. No serious adverse events were observed in the study.

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

Even if our clinical studies are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical studies that are based on preclinical studies and early clinical studies, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical studies. As we investigate aleniglipron for obesity, overweight and related conditions, ACCG-2671 for obesity, ANPA-0073 for selective and muscle-sparing weight loss, and LTSE-2578 for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical studies and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

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

Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with applicable regulatory authorities on trial design or implementation;
●	delays in obtaining regulatory authorization to commence a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), other vendors, or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors and trial sites;
●	delays in obtaining approval from one or more institutional review boards (“IRB”) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional participants, or withdrawing their approval of the trial;
●	delays in recruiting suitable patients to participate in our ongoing and planned clinical studies;
●	changes to the clinical trial protocol;
●	clinical sites deviating from trial protocol such as the data collection omission we experienced at a clinical site as discussed above or dropping out of a trial;
●	delays in manufacturing sufficient quantities of our product candidates for use in clinical studies, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical studies;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	participants choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical studies;
●	lack of adequate funding to continue a clinical trial;
●	occurrence of adverse events (“AEs”) or serious adverse events (“SAEs”) associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of SAEs in clinical studies of the same class of agents conducted by other companies;
●	imposition of a temporary or permanent clinical hold by regulatory authorities;
●	selection of clinical trial end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	clinical studies producing negative or inconclusive results;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or applicable foreign authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or contamination or cross-contaminations of product candidates in the manufacturing process;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical studies, not performing our clinical studies on our anticipated schedule or consistent with the clinical trial protocol or other regulatory requirements or committing fraud; or
●	changes in regulatory requirements, guidance, or feedback from regulatory agencies that require amending or submitting new clinical protocols or otherwise modifying the design of our clinical studies.

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

Further, conducting clinical studies in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical studies. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory requirements, as well as political, currency exchange and other economic risks relevant to such foreign countries. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff may be reduced, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with public health concerns. We have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical studies. We experienced delays in our patient enrollment and our supply chain as a direct result of COVID-19 on our suppliers’ ability to timely manufacture and ship certain supplies such as reagents and other lab consumables and due to the data collection omission at a clinical site as discussed above. These delays have previously impacted and could in the future adversely affect our business, financial condition, results of operations and growth prospects.

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

Moreover, if any of our product candidates are associated with undesirable side effects in clinical studies or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical studies. In our completed Phase 1 SAD and Phase 1b MAD study of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 2a study of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, decreased appetite, dyspepsia, and diarrhea. In our completed Phase 1 SAD and MAD study of ANPA-0073, the following adverse events occurred and were considered probably or possibly related to the study drug: blood creatine phosphokinase increase, dizziness, electrocardiogram T wave inversion, diarrhea, headache, lethargy, nausea, vomiting, chills, palpitations, and sinus tachycardia. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical studies in order to seek FDA or applicable foreign authority approval to market aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Carrying out clinical studies and the submission of NDAs is complicated. We have not conducted any later stage or pivotal clinical studies, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical studies for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we are currently planning for later stage interactions with FDA, and other foreign regulatory agencies; however, we cannot guarantee timely or shift alignment on our clinical trial designs, Phase 3 dose rationale and overall size of the data base needed for any future marketing applications. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

Of the large number of products in development, only a small percentage successfully complete the FDA or foreign marketing approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results, may result in our failing to obtain marketing approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs and drug product. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.

The ability of the FDA or other comparable foreign regulatory authorities to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, leadership changes, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, changes in statutes, regulations and policies that affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, and other business disruptions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown occurs and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies.

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

We and our CROs will be required to comply with the good laboratory practices, and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct good laboratory practices-compliant preclinical studies and GCP-compliant clinical studies, we remain responsible for ensuring that each of our good laboratory practices preclinical studies and clinical studies is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical studies before approving our marketing applications. For example, in September 2023, we announced that topline data from the obesity cohort of our Phase 2a trial of aleniglipron would be delayed because of a data collection omission by a clinical site, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical studies, which would delay the marketing approval process.

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

In October 2020, Lhotse Bio, Inc. (“Lhotse”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC. In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger, Inc. (together with Schrödinger LLC, “Schrödinger“). Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See “Related Party Transactions” in Note 8 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Further, AI presents additional risks and challenges, especially as the use of these technologies becomes more important to our operations over time. Generative AI may be used improperly or inappropriately which could lead to the tainting of our proprietary information and render us unable to qualify for patent protection. Their use by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property. Our use of generative AI platforms may lead to novel and urgent cybersecurity risks, which may adversely affect our operations and reputation, as well as the operations of any third-party collaborators. Emerging ethical issues surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Regulators could limit our, or any third-party collaborator’s ability to develop or implement AI-based technologies as part of measures taken against us or any third-party collaborators in particular or as a consequence of broader legislation, which could have an adverse effect on our or any third-party collaborators’ business, results of operations and financial conditions. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/Machine Learning, such as the EU’s AI Act and the Colorado Artificial Intelligence Act. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.

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

As of June 30, 2025, we had 199 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

On July 4, 2025, the annual reconciliation bill, the OBBBA was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several congressional inquiries, presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS elected up to fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies and other obligations related to data security and privacy. Our or the third parties with whom we work (including our suppliers) actual or perceived failure to comply with such obligations could lead to government enforcement actions, which could include civil, criminal or administrative penalties, litigation (including class claims) and arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, adverse publicity, and other adverse business consequences, and could negatively affect our operating results and business, financial condition, results of operations, and prospects, and other adverse business consequences and could negatively affect our operating results and business, financial condition, results of operations and prospects.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Our employees and personnel use generative AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In the United States, The One Big Beautiful Bill Act enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the U.S. tax laws. Outside the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project (“BEPS 2.0”). These laws or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with certain operations based in China. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us. We conduct research activities and have business operations both in the United States and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of raw materials in relation to drug development, our ability to raise capital, the market price of our ADSs or prevent us from selling our drug products in certain countries. Furthermore, the SEC has issued statements primarily focused on companies with certain operations based in China, such as us. For example, on July 30, 2021, Gary Gensler, who was then Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with certain operations based in China. The statement also addressed risks inherent in companies with variable interest entity (“VIE”) structures. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. However, it is possible that our periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

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

In light of the various requirements imposed by Chinese regulations on loans to, and direct investment in, China-based entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government requirements or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese subsidiaries. If we fail to adhere to such requirements or obtain such approval, our ability to capitalize or otherwise fund our Chinese operations, including our technology development and early discovery activities through Basecamp Bio, may be negatively affected, which could materially and adversely affect our ability to fund and expand our business.

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

In addition, if any of our product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our licensees and other parties with whom we have business relationships, and we may be required to indemnify those parties for any damages they suffer as a result of these claims. The claims may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical studies, or any future preclinical studies or clinical studies, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical studies;

●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes on the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or shareholder litigation;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, tariffs, global pandemics, various global conflicts;
●	other events or factors, many of which are beyond our control; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

The HFCA Act also provides that if an auditor of a U.S. listed company’s financial statements is not subject for three consecutive “non-inspection years” after the HFCA Act becomes effective, the SEC must prohibit the securities of such issuer from being traded on a U.S. national securities exchange. However, in June 2021, the U.S. Senate passed the AHFCA Act which amends the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is subject to two “non-inspection years” instead of three. On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing, Pre-Eminence in Technology, and Economic Strength Act of 2022, which contained, among other things, an identical provision. In December 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered accounting firms headquartered in Mainland China and in Hong Kong. Also, in December 2021, the SEC adopted final amendments to its rules implementing the HFCA Act and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCA Act. This rule stated that only the principal accountant, as defined by Rule 2-05 of Regulation S-X and PCAOB AS 1205, is “deemed ‘retained’ for purposes of Section 104(i) of the Sarbanes-Oxley Act and the SEC’s determination of whether the registrant should be a Commission Identified Issuer.” In December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in Mainland China and Hong Kong. As a result, until such time as the PCAOB issues a new determination, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCA Act. However, while vacating those determinations, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in Mainland China or Hong Kong as a result of a position taken by any authority there, the PCAOB would act to immediately issue a new determination.

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

As of June 30, 2025, our executive officers, directors, large shareholders and their affiliates beneficially owned approximately 45% of the voting power of our outstanding share capital (excluding the 18,000,000 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon the exercise or vesting of awards granted under our equity incentive plans). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs, R&D credits and other applicable tax attributes carried forward may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. We have not undertaken a study under Section 382 of the Code, and it is possible that we have previously undergone one or more ownership changes so that our use of NOLs is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, California has suspended the use of NOLs by certain taxpayers for tax years beginning on or after January 1, 2024, and before January 1, 2027. Other states may also suspend or otherwise place limitations on the use of NOLs, which could accelerate or permanently increase state taxes owed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. Additionally, our Annual Report on Form 10-K for the year ended December 31, 2024 required the inclusion of an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue to incur increasing costs with regards to compliance with Section 404 in the future.

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

General Risk Factors

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly-traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we

had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management has in the past and may in the future identify material weaknesses or deficiencies. For example, we have previously identified material weaknesses in our internal control over financial reporting in the past, which we reported to have been fully remediated as of June 30, 2024. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended June 30, 2025.

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

Date: August 6, 2025

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)