Form 10-Q
period 2025-09-30
Structure Therapeutics Inc.
filed 2025-11-06
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of October 31, 2025, was 182,032,920, of which 173,384,178 ordinary shares were held in the form of ADSs.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have three product candidates, aleniglipron, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.

◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical studies or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

◾	Our existing discovery collaborations with Schrödinger (as defined below) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	We conduct certain research and development operations through our Australian wholly-owned subsidiaries. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our American Depositary Shares (“ADSs”).
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$102,912	$169,510
Short-term investments	696,131	714,008
Prepaid expenses and other current assets	14,979	7,693
Total current assets	814,022	891,211
Property and equipment, net	4,675	3,478
Operating right-of-use assets	6,863	3,535
Other non-current assets	6,599	5,106
Total assets	$832,159	$903,330
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,796	$8,024
Accrued expenses and other current liabilities	36,929	26,299
Operating lease liabilities, current portion	2,802	1,698
Total current liabilities	57,527	36,021
Operating lease liabilities, net of current portion	4,288	2,164
Other non-current liabilities	325	302
Total liabilities	62,140	38,487
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of September 30, 2025 and December 31, 2024	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of September 30, 2025 and December 31, 2024; 182,033 and 171,860 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	18	17
Additional paid-in capital	1,272,480	1,193,010
Accumulated other comprehensive income	825	914
Accumulated deficit	(503,304)	(329,098)
Total shareholders’ equity	770,019	864,843
Total liabilities and shareholders’ equity	$832,159	$903,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$58,989	$32,598	$156,566	75,327
General and administrative	14,798	13,238	43,983	35,840
Total operating expenses	73,787	45,836	200,549	111,167
Loss from operations	(73,787)	(45,836)	(200,549)	(111,167)
Interest and other income, net	8,183	11,951	26,688	25,294
Loss before provision for income taxes	(65,604)	(33,885)	(173,861)	(85,873)
Provision for income taxes	108	92	345	174
Net loss attributable to ordinary shareholders	$(65,712)	$(33,977)	$(174,206)	$(86,047)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.37)	$(0.20)	$(1.00)	$(0.56)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	175,469	171,630	173,402	153,260
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	463	3,326	(89)	2,318
Total other comprehensive gain (loss)	463	3,326	(89)	2,318
Comprehensive loss	$(65,249)	$(30,651)	$(174,295)	$(83,729)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	171,860	$17	$1,193,010	$914	$(329,098)	$864,843
Issuance of ordinary shares upon exercise of vested share options	644	—	965	—	—	965
Issuance of ordinary shares upon vesting of restricted share units	134	—	—	—	—	—
Shares withheld for taxes	(28)	—	(156)	—	—	(156)
Share-based compensation expense	—	—	5,918	—	—	5,918
Unrealized loss on investments, net	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(46,833)	(46,833)
Balance at March 31, 2025	172,610	17	1,199,737	815	(375,931)	824,638
Issuance of ordinary shares upon exercise of vested share options	22	—	43	—	—	43
Issuance of ordinary shares pursuant to employee share purchase plan	68	—	474	—	—	474
Depository issuance cost offset	—	—	1,531	—	—	1,531
Share-based compensation expense	—	—	7,509	—	—	7,509
Unrealized loss on investments, net	—	—	—	(453)	—	(453)
Net loss	—	—	—	—	(61,661)	(61,661)
Balance at June 30, 2025	172,700	17	1,209,294	362	(437,592)	772,081
Issuance of ordinary shares upon exercise of vested share options	95	—	377	—	—	377
Issuance of ordinary shares upon vesting of restricted share units	55	—	—	—	—	—
Issuance of ordinary shares upon vesting of performance share units	118		—
Shares withheld for taxes	(55)	—	(462)	—	—	(462)
Issuance of ordinary shares as part of ATM Offering, net of sales commission and offering expenses of $2,744	9,120	1	55,776	—	—	55,777
Share-based compensation expense	—	—	7,495	—	—	7,495
Unrealized gain on investments, net	—	—	—	463	—	463
Net loss	—	—	—	—	(65,712)	(65,712)
Balance at September 30, 2025	182,033	$18	$1,272,480	$825	$(503,304)	$770,019

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2023	139,220	$14	$659,003	$521	$(206,572)	$452,966
Issuance of ordinary shares upon exercise of vested share options	635	—	755	—	—	755
Share-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on investments, net	—	—	—	(611)	—	(611)
Net loss	—	—	—	—	(26,036)	(26,036)
Balance at March 31, 2024	139,855	14	662,502	(90)	(232,608)	429,818
Issuance of ordinary shares upon Follow-On Offering, net of issuance costs and underwriting discounts of $34,688	31,281	3	512,727	—	—	512,730
Issuance of ordinary shares upon exercise of vested share options	427	—	478	—	—	478
Issuance of ordinary shares pursuant to employee share purchase plan	26	—	241	—	—	241
Share-based compensation expense	—	—	4,196	—	—	4,196
Unrealized loss on investments, net	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(26,034)	(26,034)
Balance at June 30, 2024	171,589	17	1,180,144	(487)	(258,642)	921,032
Issuance of ordinary shares upon exercise of vested share options	166	—	397	—	—	397
Issuance of ordinary shares upon vesting of restricted share units	7	—	—	—	—	—
Share-based compensation expense	—	—	6,023	—	—	6,023
Unrealized gain on investments, net	—	—	—	3,326	—	3,326
Net loss	—	—	—	—	(33,977)	(33,977)
Balance at September 30, 2024	171,762	$17	$1,186,564	$2,839	$(292,619)	$896,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Cash flows from operating activities
Net loss	$(174,206)	$(86,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,922	12,963
Depreciation expense	921	719
Accretion of asset retirement obligation	23	11
Non-cash lease expense	1,593	1,127
Accretion of net investment discounts	(12,828)	(12,440)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,286)	(2,080)
Other non-current assets	(1,493)	(1,777)
Accounts payable	9,772	3,730
Accrued expenses and other current liabilities	6,492	4,693
Operating lease liabilities	(1,693)	(1,068)
Net cash used in operating activities	(157,783)	(80,169)
Cash flows from investing activities
Purchases of short-term investments	(453,756)	(570,267)
Proceeds from maturities of short-term investments	484,372	179,400
Purchases of property and equipment	(2,118)	(1,274)
Advance payment received for sale of non-financial asset	5,158	—
Net cash provided by (used in) investing activities	33,656	(392,141)
Cash flows from financing activities
Proceeds from ATM Offering, net of sales commission	57,058	—
Proceeds from issuance of ordinary shares in Follow-On Offering, net of underwriting discounts and commissions	—	514,573
Payments of offering costs	(770)	(1,796)
Proceeds from issuance of ordinary shares under employee share purchase plan	474	241
Proceeds from exercise of share options	1,385	1,630
Payment of taxes on restricted share units withheld for taxes	(618)	—
Net cash provided by financing activities	57,529	514,648
Net change in cash and cash equivalents	(66,598)	42,338
Cash and cash equivalents
Beginning of the period	169,510	129,792
End of the period	$102,912	$172,130
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$511	$100
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,921	$—
Depository issuance cost offset	$1,531	$—

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

At-the-Market Offering

In August 2025, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which the Company may,

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from time to time, offer and sell ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market offering,” up to an aggregate offering price of $250.0 million (the “ATM Offering”). In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds to the Company after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses, were approximately $55.8 million. As of September 30, 2025, approximately $191.5 million remained available for sale under the ATM Sales Agreement. The shares were sold pursuant to the Company’s automatic shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on August 6, 2025 (the “Shelf Registration Statement”), and future shares may be sold pursuant to the Shelf Registration Statement or a subsequent registration statement.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $503.3 million as of September 30, 2025. Prior to completion of its IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million. In June 2024, the Company closed its Follow-On Offering for net proceeds of approximately $512.7 million. In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement for net proceeds of approximately $55.8 million.

As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $799.0 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

position as of September 30, 2025 and condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 and condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Operating expenses:
Discovery research and development	$24,602	$17,417	$72,633	$37,809
Clinical research and development	28,647	11,811	68,953	29,507
Other research and development expenses	5,740	3,370	14,980	8,011
General and administrative	14,798	13,238	43,983	35,840
Total operating expenses	73,787	45,836	200,549	111,167
Loss from operations	(73,787)	(45,836)	(200,549)	(111,167)
Interest and other income, net	8,183	11,951	26,688	25,294
Loss before provision for income taxes	(65,604)	(33,885)	(173,861)	(85,873)
Provision for income taxes	108	92	345	174
Segment net loss and net loss attributable to ordinary shareholders	$(65,712)	$(33,977)	$(174,206)	$(86,047)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3. Composition of Certain Consolidated Financial Statement Line Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
Accrued compensation	$8,551	$7,290
Accrued research and development expenses	5,192	5,460
Accrued clinical expenses	13,493	7,025
Accrued professional services	3,122	2,918
Accrued other liabilities	6,571	3,606
Total accrued expenses and other current liabilities	$36,929	$26,299

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	SEPTEMBER 30,				DECEMBER 31,
	2025				2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$85,462	$—	$—	$85,462	$161,328	$—	$—	$161,328
U.S. government bonds	384,284	—	—	384,284	263,015	—	—	263,015
U.S. government agency bonds	—	44,731	—	44,731	—	46,957	—	46,957
Corporate debt securities	—	277,076	—	277,076	—	404,036	—	404,036
Total fair value of financial assets	$469,746	$321,807	$—	$791,553	$424,343	$450,993	$—	$875,336

	SEPTEMBER 30,				DECEMBER 31,
	2025				2024
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$85,462	$—	$—	$85,462	$161,328	$—	$—	$161,328
U.S. government bonds	383,648	(30)	666	384,284	262,316	(48)	747	263,015
U.S. government agency bonds	44,706	(1)	26	44,731	46,890	(11)	78	46,957
Corporate debt securities	276,912	(90)	254	277,076	403,888	(368)	516	404,036
Total fair value of financial assets	$790,728	$(121)	$946	$791,553	$874,422	$(427)	$1,341	$875,336

As of September 30, 2025 and December 31, 2024, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2025 and 2024. The Company classifies its short-term investments as available-for-sale and records them at fair value based upon market prices at period end. Contractual maturities of short-term investments are generally not more than one year. As of September 30, 2025, the remaining contractual maturities of $549.7 million of investments were within one year and $146.4 million of investments were after one year through two years. The Company has classified these securities as short-term investments on its condensed balance sheets as they are available for use in the current operations.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either September 30, 2025 or December 31, 2024, and no impairment losses were recognized for the three and nine months ended September 30, 2025 and 2024.

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

In March 2025, Shanghai ShouTi entered into another lease agreement for approximately 5,000 square feet of office and laboratory space located in Shanghai, China for its research and development activities. The lease commenced in June 2025 and will expire on August 9, 2028. The annual base rent will be approximately $0.3 million based on the exchange rate upon entering into this lease agreement, and Shanghai ShouTi is also responsible for the payment of additional costs and fees related to its use of the premises.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The maturities of operating lease liabilities were as follows (in thousands):

SEPTEMBER 30,
2025
2025 (remaining three months)	$765
2026	3,224
2027	1,721
2028	1,276
2029	938
Total undiscounted lease payments	7,924
Less: imputed interest	(834)
Total operating lease liability	7,090
Less: current portion	(2,802)
Operating lease liability, net of current portion	$4,288

Operating lease cost was $1.2 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, including $0.4 million and $0.2 million short-term lease costs for the three months ended September 30, 2025 and 2024, respectively. Operating lease cost was $3.0 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively, including $1.0 million and $0.5 million short-term lease costs for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted average remaining lease term was 3.1 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the nine months ended September 30, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $2.1 million and $1.3 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of September 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Shareholders’ Equity

As of September 30, 2025, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, no dividends on ordinary shares had been declared by the board of directors.

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

The offering period and purchase periods are determined by the board of directors. The Company issued 67,794 and 25,794 shares under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, 3,974,754 shares under the ESPP remain available for purchase.

Performance Share Units

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche was contingent on the occurrence of certain milestone events and fulfilment of service condition. As of December 31, 2024, the Company concluded that the two milestones were probable of achievement and therefore recognized compensation expense of $1.7 million during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company recognized compensation expense of $0.8 million. In June 2025, the Company’s compensation committee certified the achievement of two of the three milestones, effective July 1, 2025. Because the third milestone was not achieved, the third tranche of performance share units was forfeited, effective July 1, 2025. As such, no share-based compensation expense has been or will be recognized for this third tranche of performance share units.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Research and development	$3,718	$2,450	$9,878	$5,696
General and administrative	3,777	3,573	11,044	7,267
Total share-based compensation	$7,495	$6,023	$20,922	$12,963

7. Asset Purchase Agreement

In August 2025, the Company’s wholly-owned subsidiary, Basecamp Bio Inc., entered into an asset purchase agreement (the “Exelixis Agreement”) with Exelixis, Inc. related to the sale of certain early-stage non-metabolic and non-obesity assets. Under the Exelixis Agreement, the Company is eligible for initial payments totaling $10.0 million and patent cost reimbursements, and contingent milestone payments of up to $90.0 million in the aggregate. In addition, the Company is eligible to receive tiered, low single digit royalties on the net sales of approved products. As of September 30, 2025, $5.2 million has been received and is included in other current liabilities on the condensed consolidated balance sheet. The remainder of the initial payment will be received upon completion of the technology transfer to Exelixis, at which point the initial payment will be recognized in operations.

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ordinary shareholders	$(65,712)	$(33,977)	$(174,206)	$(86,047)
Denominator:
Weighted-average ordinary shares outstanding used to compute basic and diluted net loss per share	175,469	171,630	173,402	153,260
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.37)	$(0.20)	$(1.00)	$(0.56)

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	SEPTEMBER 30,
	2025	2024
Options to purchase ordinary shares	15,814	12,409
Unvested restricted share units	2,717	1,051
Shares committed under ESPP	310	132
Total	18,841	13,592

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Unless terminated earlier, the Lhotse-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of September 30, 2025 and December 31, 2024, no milestone or royalty payments have been paid or accrued.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2024, no milestone or royalty payments had been paid or accrued under this agreement. As of September 30, 2025, one milestone of $3.0 million was achieved and paid under this agreement.

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

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in five ongoing clinical studies for the treatment of obesity, overweight and related conditions. We have two oral small molecule amylin receptor agonists, ACCG-2671 and ACCG-3535, which we have selected as development candidates. Our obesity pipeline also includes multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide (“GIP”) and glucagon receptors and ANPA-0073, an oral small molecule agonist targeting the apelin (“APJ”) receptor in good laboratory practices-toxicology studies, which is expected to be completed in 2025. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone therapeutics aleniglipron or our amylin development candidates. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus, heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated efficacy and safety and, from a manufacturing standpoint, more scalable towards meeting global demand.

Aleniglipron (GSBR-1290)

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

Also in the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study, known as ACCESS II, evaluating two higher doses of aleniglipron in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) and follow a four-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg.

In February 2025, we completed enrollment in both the ACCESS and ACCESS II studies, and expect to report topline data from both studies by year-end 2025.

In August 2025, we made multiple announcements regarding the following:

●	The implementation of an open label extension to the ACCESS study – Patients in the study, including those who received aleniglipron and those in the placebo arm, have the option to roll over into the open label extension and receive aleniglipron after completing the double-blinded randomized portion of the study. This will allow collection of data on longer-term weight loss effects, expand the overall safety database and provide aleniglipron access to patients enrolled in the blinded portion of the study who opt into the extension.
●	An extension to the ongoing ACCESS II study. Following the initial 36-week efficacy evaluation, patients will continue in the study to 44 weeks, which allows for collection of an additional eight weeks of double-blinded safety, tolerability, and efficacy data in the study. Overall, this extension will provide additional longer-term data in the two potentially higher dose arms of 180 mg and 240 mg. Per protocol and as previously planned, a formal unblinded efficacy assessment at 36 weeks is expected by year-end 2025.
●	Three new aleniglipron studies – The studies are intended to generate additional data to competitively position aleniglipron and further support the design of the Phase 3 program. The three new aleniglipron studies are described below.
1.	An ongoing maintenance switching study evaluating the transition from an approved injectable GLP-1 receptor agonist injectable to once-daily oral aleniglipron for weight loss maintenance. This study will assess the starting dose and the weight loss maintenance over 12 weeks. Enrollment is ongoing.
2.	A Phase 2 randomized placebo controlled study assessing the effect of aleniglipron on body fat loss measured via DEXA (dual-energy x-ray absorptiometry) over a 40-week evaluation period. These data will be used to support the inclusion of body composition endpoints into the Phase 3 program. The study is fully enrolled.
3.	A Phase 2 randomized placebo controlled study assessing aleniglipron at doses of up to 240mg in patients living with obesity or overweight and type 2 diabetes mellitus (“T2DM”). Data from the 38-week study will be used to support the inclusion of a cohort of patients with T2DM in the Phase 3 obesity program. Enrollment is ongoing.

ACCG-2671 and ACCG-3535

We are advancing our amylin receptor agonist oral small molecule program, and have declared ACCG-2671, a dual amylin calcitonin receptor agonist (“DACRA”), our lead development candidate. IND-enabling activities for ACCG-2671 are ongoing, with the initiation of a first-in-human Phase 1 clinical study expected by year-end 2025. Preclinical ACCG-2671 data presented at the American Diabetes Association 85th Scientific Sessions in June 2025 demonstrated high binding affinity and balanced potency in human calcitonin receptor and amylin receptor functional assays. In diet-induced obese rats, oral administration of ACCG-2671 resulted in significant, dose-dependent body weight reductions. Combination therapy with semaglutide (both as a subsequent add-on to semaglutide and as a concurrent treatment) resulted in superior weight loss compared to ACCG-2671 monotherapy.

In November 2025, we selected a second DACRA development candidate, ACCG-3535. ACCG-3535 is a unique chemical structure from ACCG-2671. Preclinical ACCG-3535 data were presented at Obesity Week 2025 demonstrating high binding affinity to human amylin and calcitonin receptors and balanced potency in human amylin and calcitonin receptor functional assays. In addition, ACCG-3535 demonstrated robust food intake suppression and significant, dose-dependent body weight reduction as a monotherapy in diet-induced obese rats. Combination therapy with semaglutide (both concurrently and as a subsequent add-on to semaglutide) resulted in superior weight loss compared to semaglutide or ACCG-3535 monotherapy.

LTSE-2578

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

ANPA-0073

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $174.2 million and $86.0 million in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $503.3 million. Historically, prior to our initial public offering (“IPO”), we have financed our operations primarily through the private placement of equity securities.

As of September 30, 2025, we have cash, cash equivalents and short-term investments of $799.0 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through at least 2027. For aleniglipron, this includes costs related to the ongoing ACCESS and ACCESS II studies, extension studies, the supplementary studies, and Phase 3 readiness activities, but excludes Phase 3 registrational studies. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, and various global conflicts for the nine months ended September 30, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical studies, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical studies, delays in the FDA’s review and approval processes including as a result of recent layoffs, our ability to effectively operate across different geographies in which our offices are located, any increases in interest rates and economic inflation, bank failures, the impact on the global economy due to various global conflicts, higher prices of supplies, tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

We expect our general and administrative expenses will increase during the next several years as we increase our headcount and expand our infrastructure to support our operations, particularly as a public company. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting, investor relations and other expenses to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of Nasdaq, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Our general and administrative expenses may fluctuate from period to period as we continue to grow.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, including amortization and accretion of premiums and discounts on short-term investments and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Operating expenses:
Research and development	$58,989	$32,598
General and administrative	14,798	13,238
Total operating expenses	73,787	45,836
Loss from operations	(73,787)	(45,836)
Interest and other income, net	8,183	11,951
Loss before income tax expense	(65,604)	(33,885)
Provision for income taxes	108	92
Net loss	$(65,712)	$(33,977)

Research and Development Expenses

Research and development expenses increased by $26.4 million, or 81%, to $59.0 million during the three months ended September 30, 2025, compared to $32.6 million during the three months ended September 30, 2024. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses and employee expenses (primarily due to an increase in personnel) to support the advancement of our GLP-1R franchise including aleniglipron.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Product candidate:
ANPA‑0073	$839	$1,424
Aleniglipron (GSBR‑1290)	31,874	13,636
LTSE‑2578	1,241	2,555
ACCG-2671	9,044	5,936
Other	15,991	9,047
Total research and development expenses	$58,989	$32,598

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 12%, to $14.8 million during the three months ended September 30, 2025, compared to $13.2 million during the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income, Net

Interest and other income, net, decreased by $3.8 million to an income of $8.2 million during the three months ended September 30, 2025, compared to an income of $12.0 million during the three months ended September 30, 2024. The decrease in interest and other income, net, was primarily due to a decrease in interest income from lower cash, cash equivalents and short-term investment balances and lower interest rates.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Operating expenses:
Research and development	$156,566	$75,327
General and administrative	43,983	35,840
Total operating expenses	200,549	111,167
Loss from operations	(200,549)	(111,167)
Interest and other income, net	26,688	25,294
Loss before provision for income taxes	(173,861)	(85,873)
Provision for income taxes	345	174
Net loss	$(174,206)	$(86,047)

Research and Development Expenses

Research and development expenses increased by $81.2 million, or 108%, to $156.6 million during the nine months ended September 30, 2025, compared to $75.3 million during the nine months ended September 30, 2024. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses, employee expenses (primarily due to an increase in personnel) and a milestone payment under our Aconcagua-Schrödinger Agreement.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Product candidate:
ANPA‑0073	$2,993	$4,173
Aleniglipron (GSBR‑1290)	85,224	33,114
LTSE‑2578	4,160	6,898
ACCG-2671	24,303	10,348
Other	39,886	20,794
Total research and development expenses	$156,566	$75,327

General and Administrative Expenses

General and administrative expenses increased by $8.2 million, or 23%, to $44.0 million during the nine months ended September 30, 2025, compared to $35.8 million during the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Interest and Other Income, Net

Interest and other income, net, increased by $1.4 million to an income of $26.7 million during the nine months ended September 30, 2025, compared to an income of $25.3 million during the nine months ended September 30, 2024. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

From our reorganization as a Cayman Islands exempted company in February 2019 through immediately prior to completion of our IPO, we funded our operations primarily with an aggregate of $198.0 million in gross cash proceeds from the sale of redeemable convertible preferred shares. In connection with the closing of our IPO in February 2023, we issued and sold an aggregate of 12,351,000 American Depositary Shares (“ADSs”) (inclusive of 1,611,000 ADSs pursuant to the exercise by the underwriters of their option) at a price of $15.00 per ADS for net cash proceeds of approximately $166.7 million, net of underwriting discounts and commissions and estimated offering costs. In September 2023, we entered into a share purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares at a purchase price of $12.49 per share (or the equivalent of $37.47 per ADS), the closing price of our ADS on the Nasdaq Global Market on September 28, 2023 (the “Private Placement”). We completed the Private Placement in October 2023 and received approximately $281.5 million in net proceeds after deducting placement agent fees and other private placement expenses. In June 2024, we issued and sold 10,427,017 ADSs at a price of $52.50 per ADS, including the full exercise of the underwriters’ option to purchase up to an aggregate of 1,360,045 additional ADSs, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “Follow-On Offering”). In August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which we may, from time to time, offer and sell our ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market” offering up to an aggregate offering price of $250.0 million (the “ATM Offering”). In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses were approximately $55.8 million. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $799.0 million and an accumulated deficit of $503.3 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $174.2 million and $86.0 million in the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $503.3 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $799.0 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(157,783)	$(80,169)
Investing activities	33,656	(392,141)
Financing activities	57,529	514,648
Net (decrease) increase in cash and cash equivalents	$(66,598)	$42,338

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $157.8 million, consisting of a net loss of $174.2 million, partially offset by a decrease in net operating assets of $5.8 million and non-cash charges of $10.6 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities and an increase in accounts payable, partially offset by an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in operating lease liabilities. Non-cash charges consisted primarily of share-based compensation and non-cash lease expense, partially offset by net gain from accretion of net investment discounts.

During the nine months ended September 30, 2024, net cash used in operating activities was $80.2 million, consisting of a net loss of $86.0 million, partially offset by non-cash charges of $2.4 million and a decrease in net operating assets of $3.5 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts and operate as a publicly-traded company. Non-cash charges consisted primarily of share-based compensation and non-cash lease expenses, partly offset by net gain from accretion of net investment discounts. The decrease in net operating assets was primarily due to an increase in accrued expenses and other current liabilities and accounts payable, partly offset by an increase in prepaid expenses and other current assets, an increase in other non-current assets and a decrease in operating lease liabilities.

Cash Flows Provided by (Used in) Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $33.7 million, consisting primarily of net maturities of short-term investments of $30.6 million, and advance payment received for sale of non-financial asset of $5.2 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $392.1 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $57.5 million, consisting primarily of proceeds from our sales under the ATM Offering of $57.1 million, net of sales commission.

During the nine months ended September 30, 2024, net cash provided by financing activities was $514.6 million, consisting primarily of proceeds from our Follow-On Offering of $514.6 million, net of underwriting discounts and commissions.

Contractual Obligations

As of September 30, 2025, our contractual obligations consist of facilities lease payments totaling $7.9 million, with $3.2 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Our critical accounting policies and estimates are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to these accounting policies during the nine months ended September 30, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There were no material changes to these quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical studies, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Further, aleniglipron, our product candidate for obesity, overweight and related conditions, ACCG-2671 and ACCG-3535, our oral small molecule amylin receptor agonist development candidates for the treatment of obesity, ANPA-0073, our product candidate for selective or muscle-sparing weight loss, and LTSE-2578, our product candidates for IPF, are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $174.2 million and $122.5 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $503.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical studies of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical studies of aleniglipron, ACCG-2671, ACCG-3535, ANPA-0073, LTSE-2578 and any future product candidates we may develop. Our expenses will increase substantially if any of our product candidates successfully complete early clinical and other studies, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of September 30, 2025, will be sufficient to fund our operating expenses and key clinical milestones through at least 2027. For aleniglipron, this includes costs related to the ongoing ACCESS and ACCESS II studies, extension studies, the supplementary studies, and Phase 3 readiness activities, but excludes Phase 3 registrational studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates, economic inflation and tariffs, changes in monetary and fiscal policy, United States political developments and other sources of instability, the impact of various global conflicts, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, bank failures, trade wars, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares in the Private Placement. In June 2024, we issued and sold an aggregate of 10,427,017 ADSs in the Follow-On Offering. On August 6, 2025, we entered into the ATM Sales Agreement with the ATM Sales Agents, pursuant to which we may, from time to time, offer and sell our ADSs up to an aggregate offering price of $250.0 million. During the three months ended September 30, 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. As of September 30, 2025, approximately $191.5 million remained available for sale under the ATM Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are early in our development efforts and only have three product candidates, aleniglipron, ANPA-0073 and LTSE-2578, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have three product candidates, aleniglipron, ANPA-0073 and LTSE-2578, in early clinical development. In June 2024, we reported positive topline data from our Phase 2a obesity study, in which aleniglipron demonstrated a clinically meaningful and statistically significant placebo-adjusted mean decrease in weight of 6.2% at 12 weeks (p<0.0001, using least-squares means (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures) and demonstrated generally favorable safety and tolerability results following repeated, daily dosing up to 120 mg. Furthermore, we explored a new tablet formulation of aleniglipron in a capsule to tablet PK study, which demonstrated a placebo-adjusted mean weight loss of up to 6.9% with the tablet formulation at 12 weeks (p<0.0001, using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures). In July 2024, we submitted an IND to the FDA to support the initiation of a Phase 2b study in chronic weight management and received FDA allowance in August 2024. In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (BMI ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) with a four-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as PK of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The study is designed to evaluate two higher doses of aleniglipron. Participants start at 5 mg of aleniglipron (or placebo) and follow a four-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in the ACCESS and ACCESS II studies, and we expect to report topline data from both studies by year-end 2025.

In August 2025, we announced the implementation of an open label extension to the ACCESS study. Patients in the study, including those who received aleniglipron and those in the placebo arm, have the option to roll over into the open label extension and receive aleniglipron after completing the double-blinded randomized portion of the study. Additionally, we announced an extension to the ongoing ACCESS II study. Following the initial 36-week efficacy evaluation, patients continue in the study to 44 weeks, which allows for collection of an additional eight weeks of double-blinded safety, tolerability, and efficacy data in the study. Per protocol and as previously planned, a formal unblinded efficacy assessment at 36 weeks is expected by year-end 2025. Lastly, we announced that we are conducting three new aleniglipron studies that are intended to generate additional data to competitively position aleniglipron and further support the design of the Phase 3 program. The three new aleniglipron studies are the following: (1) a maintenance switching study evaluating the transition from an approved injectable GLP-1 receptor agonist to once-daily oral aleniglipron for weight loss maintenance; (2) a Phase 2 study assessing the effect of aleniglipron on body fat loss over a 40-week evaluation period; and (3) a Phase 2 study assessing the effects of aleniglipron on patients with obesity or overweight and T2DM.

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

Even if our clinical studies are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical studies that are based on preclinical studies and early clinical studies, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical studies. As we investigate aleniglipron for obesity, overweight and related conditions, ACCG-2671 and ACCG-3535 for obesity and overweight, ANPA-0073 for selective and muscle-sparing weight loss, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical studies and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

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

We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ANPA-0073, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. On October 1, 2025 the U.S. government shut down and it is uncertain when this shutdown will end. A prolonged government shutdown occurs and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, current and future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In October 2020, Lhotse Bio, Inc. (“Lhotse”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC. In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger, Inc. (together with Schrödinger LLC, “Schrödinger”). Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See “Related Party Transactions” in Note 9 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

We are aware of GLP-1R small molecules in development by Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi

Pharmaceuticals, Progen Holdings, Pep2Tango, Metsera (in September 2025, Pfizer and Metsera announced a definitive agreement under which Pfizer will acquire Metsera), QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen and Biomed Industries. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

As of September 30, 2025, we had 218 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

Threat actors also direct significant disruptions of, or cyber incidents at, our or our third-party vendors’ and/or business partners’ information technology systems that could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in a variety of adverse effects, including financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical studies could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information would require substantial expenditures to remedy. If we or our third-party collaborators, consultants, contractors, suppliers, vendors or service providers were to suffer an actual or likely attack or breach, for example, that involves the unauthorized access to or use or disclosure of personal or health information for which we are responsible may require us, we may have to notify consumers, partners, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions (including mandatory corrective action or requirements to verify the correctness of database contents), and consuming, distracting and expensive litigation, any of which could result in increased costs to us, and result in significant legal and financial exposure, or other harm to our business and reputation.

We and certain of our service providers have in the past and may in the future be subject to cyberattacks and security incidents. For example, in September 2025 we became aware of a security incident that involved unauthorized access to a SharePoint folder, which contained a single file. Available evidence indicates that the file was not accessed or downloaded. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. While we have implemented security measures intended to protect our information technology systems and infrastructure, such measures may not successfully prevent service interruptions or security incidents.

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

As of the date of this Quarterly Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator”, “online platform service provider” or “online data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Management Regulations. Based on our understanding of the Revised CAC Measures and the Management Regulations, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures and the Management Regulations will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Management Regulations or other laws and regulations related to privacy, data protection and information security.

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

We may in the future enter into license agreements with third parties under which we receive rights to intellectual property that are important to our business. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. These intellectual property license agreements may require various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of the license agreements may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and materially adversely affect our business, financial condition, results of operations and prospects.

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

Given the amount of time required for the development, testing and regulatory review of our new product candidates such as aleniglipron, ACCG-2671, ACCG-3535, ANPA-0073, LTSE-2578 and any of our future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension) as compensation for effective patent term lost during product development and FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product candidates earlier than might otherwise be the case.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical studies, or any future preclinical studies or clinical studies, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;
●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical studies;

●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes on the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or shareholder litigation;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, actual or threatened tariffs, global pandemics, and various global conflicts;
●	other events or factors, many of which are beyond our control; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

This material weakness did not result in any material misstatements to the consolidated financial statements. This material weakness could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. The material weakness was fully remediated as of June 30, 2024.

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

As of September 30, 2025, our executive officers, directors, large shareholders and their affiliates beneficially owned approximately 41% of the voting power of our outstanding share capital (excluding the 39,000,000 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon (i) the exercise or vesting of awards granted under our equity incentive plans, and upon (ii) the sale of ADSs pursuant to the ATM Sales Agreement). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to control elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

Future issuances under certain employee equity benefit plans could result in a reduction in the market price of our ADSs. We have filed and intend to continue to file registration statements on Form S-8 under the Securities Act registering the issuance of additional ordinary shares (or ADSs), including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares (or ADSs) registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act. If these additional shares or ADSs are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

In addition, on August 6, 2025, we entered into the ATM Sales Agreement with the ATM Sales Agents, pursuant to which we may, from time to time, offer and sell our ADSs up to an aggregate offering price of $250.0 million. During the three months ended September 30, 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. As of September 30, 2025, approximately $191.5 million remained available for sale under the ATM Sales Agreement.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. Additionally, beginning with our Annual Report on Form 10-K for the year ended December 31, 2024, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue to incur increasing costs with regards to compliance with Section 404 in the future.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. Prior to our IPO, we

had never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

10.1+*	Executive Employment Agreement, by and between the registrant and Xichen Lin, dated July 22, 2025.					X

10.2+	Severance and Change in Control Plan, as amended.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Date: November 6, 2025

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)