Form 10-K
period 2025-12-31
Structure Therapeutics Inc.
filed 2026-02-26
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $834.9 million, based on the closing price of the registrant’s ordinary shares represented by ADSs on the Nasdaq Global Market of $20.74 per ADS. In determining the market value of the voting equity held by non-affiliates, ordinary shares of the registrant beneficially owned by each director and officer and each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding ordinary shares of the registrant, par value $0.0001 per share, as of February 15, 2026 was 212,525,437, of which 207,451,347 ordinary shares were held in the form of ADSs.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual General Meeting of Shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

●	the timing, progress and results of preclinical studies and clinical studies for our product candidates, including our product development plans and strategies;
●	the performance of our third-party service providers, including the impact of data collection omissions at any of our clinical sites;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the potential benefits and market opportunity for our product candidates and discovery platform;
●	expectations regarding the size, scope and design of clinical studies;
●	our plans and strategy with respect to our drug discovery efforts and potential benefits of our discovery platform;
●	our manufacturing, commercialization, and marketing plans and strategies;
●	our plans to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates of the number of patients who suffer from the diseases we are targeting and potential growth in our target markets;
●	our expectations regarding the approval and use of our product candidates;
●	our competitive position and the development and impact of competing therapies that are or may become available;
●	expectations regarding future events under collaboration and licensing agreements, including potential future payments, as well as our plans and strategies for entering into further collaboration and licensing agreements;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	the rate and degree of market acceptance and clinical utility of product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our future financial performance;
●	the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	our expected use of net proceeds from our financing transactions;
●	the impact of laws and regulations;
●	the impact of geopolitical and macroeconomic factors; and

●	other risks and uncertainties, including those described under Part I. Item 1A. “Risk Factors” in this Annual Report.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have five product candidates, aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and ACCG-3535, in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical studies or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578, ACCG-3535 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (together with its affiliates, “Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our American Depositary Shares.
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

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

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in five ongoing clinical studies for the treatment of obesity, overweight and related conditions. We have two oral small molecule amylin receptor agonists: ACCG-2671, which is currently in Phase 1 clinical development, and ACCG-3535, which we have selected as our second amylin development candidate. Our obesity pipeline also includes multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide and glucagon receptors. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone GLP-1 or amylin development candidates. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus (“T2DM”), heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease (“MASH”) and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated efficacy and safety and, from a manufacturing standpoint, more scalable to meet global demand.

Metabolic Franchise Strategy: Fixed-Dose Combinations and Potential Indication Expansion

Obesity Market

Obesity is a complex, heterogeneous, chronic, and progressive disease, which substantially affects health, quality of life and mortality. “Obesity” and “severe obesity” are defined by a body mass index (“BMI”) of greater than 30 and 40 kg/m2, respectively, with abnormal or excessive fat accumulation. “Overweight” is defined by a BMI of greater than 25 kg/m2.

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

According to the Centers for Disease Control and Prevention, the prevalence of overweight and obesity in the United States between 2017 – 2020 was more than 100 million adults, representing approximately 42% of the population. During the same time, the prevalence of severe obesity was more than 22 million adults, representing approximately 9% of the population. Globally, obesity affects more than 1 billion (16%) adults, with obesity and overweight affecting more than 3 billion people worldwide, and has continued to increase in prevalence worldwide since the World Health Organization declared a global obesity epidemic. This deeply rooted and global health crisis represents a total addressable market of more than $100 billion annually.

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

Unfortunately, most patients today do not stay on therapy past a year, with discontinuation rates of 65% with injectable GLP-1R agonists after one year and up to 85% after two years as shown below. This means that patients are not benefiting from sustained weight loss and the long-term cardiometabolic benefits that GLP-1R agonist can provide.

Discontinuation Rates of Approved GLP-1R Agonist Treatment Over First Two Year of Treatment

Oral Small Molecules: A Solution for Long-Term Maintenance Therapy

We believe there is a significant opportunity for oral small molecules to enable patients to continue GLP-1R agonist treatment for sustained weight loss and long-term cardiometabolic benefits.

For example, oral semaglutide (Wegovy and Rybelsus), the first approved oral GLP-1R peptide agonist, provides an oral peptide option for patients. However, oral semaglutide requires a stringent dosing protocol and dosing with up to four ounces of water and no food or beverage within 30 minutes. Additionally, the product’s absorption enhancer may affect the absorption of other concomitantly administered oral medications.

Thus, we believe there is a significant unmet medical need for oral small molecule GLP-1R agonists that meet or exceed efficacy and safety parameters of available drugs with less stringent preparation requirements. Existing constraints that should be eliminated or minimized include: restrictive food or fluid dosing protocols, refrigeration and maintenance of effective concentrations throughout the dosing interval without interfering with the absorption of concomitant medications while offering the potential for combination products with other glucose-lowering agents or other commonly co-administered therapies.

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

Benefits of Oral Small Molecules Versus Oral Peptides

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

The following table summarizes key information on our current product candidates:

Our Strategy

Our mission is to discover and develop broadly accessible oral therapeutics to treat a wide range of chronic diseases with unmet medical need through advancements in structure-based drug discovery and computational chemistry. The key pillars of our business strategy to achieve this mission include:

•	Advance our lead GLP-1R candidate, aleniglipron, into late stage development. Based on compelling data generated from the ACCESS, ACCESS II, Body Composition, and the ACCESS OLE studies, we believe that aleniglipron has the potential to be a differentiated treatment for obesity and provide a strong foundation to advance into Phase 3 clinical development. We have planned an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) to align on a Phase 3 registrational program with a starting titration dose of 2.5 mg and the intent to evaluate multiple maintenance doses. The Company anticipates initiating the Phase 3 program in the second half of 2026.
•	Advance our metabolic franchise including our GLP-1R and amylin backbone therapies, establishing a foundation for additional opportunities. Our franchise approach involves developing next generation GLP-1R and amylin receptor agonists, designed with customized properties to achieve maximum benefit. Based on preclinical data, we believe that our lead oral small molecule amylin development candidate, ACCG-2671, has the potential to be the first-in-class oral small molecule amylin treatment option for obesity, and we have declared a second amylin development candidate, ACCG-3535. In addition, our program is focused on the development of orally-available small molecules in combination with GLP-1R and/or amylin, including glucose-dependent insulinotropic polypeptide receptor (“GIPR”) and GCG receptor (“GCGR”).
•	Invest in and leverage our next generation structure-based drug discovery platform to drive innovations in GPCR targeted therapies and beyond. Our platform has the potential to transform the treatment paradigm for a wide range of chronic diseases with unmet medical need. We are continually growing our position as a leader in structure-based drug discovery and development by incorporating platform innovations that have the potential to expand the therapeutic opportunity of this field. We are integrating advancements in computational chemistry, molecular imaging technologies, structural biology techniques and machine learning while continuing to deepen our understanding of GPCR signaling pathways and pharmacology. We intend to expand into other key emerging areas where we can leverage our platform to develop orally-available molecules against targets that historically have been limited to peptides or biologics.
•	Pursue additional opportunities in chronic diseases. Chronic diseases pose a major burden to patients and healthcare systems worldwide and there is an urgent need for effective and more accessible treatment options. We plan to continue to harness insights on GPCR targets, particularly among metabolic, endocrine and cardiovascular indications, and leverage our platform to fuel our pipeline.
•	Maximize the potential of our platform and portfolio through strategic partnerships. We have established value- and capability-enhancing collaborations with Schrödinger, our co-founder and strategic partner. We intend to continue to explore additional collaborations with third parties to further strengthen our platform capabilities and enable expansion of our portfolio. We plan to leverage our platform for external opportunities where partners bring additional disease biology understanding, drug development and commercial expertise, regional insights or other complementary capabilities.

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

In the fourth quarter of 2024, we initiated the Phase 2b ACCESS study, a randomized, double-blind, placebo-controlled, dose-range finding study of aleniglipron in approximately 220 adult participants living with obesity (BMI ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants start at 5 mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint is percent change in body weight from baseline to week 36. Secondary endpoints include safety and tolerability of the monthly titration scheme, as well as PK of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 study of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The study is designed to evaluate two higher doses of aleniglipron. Participants start at 5 mg of aleniglipron (or placebo) and follow a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. In February 2025, we completed enrollment in the ACCESS and ACCESS II studies, and in December 2025, we reported topline data from the ACCESS clinical program including 36-week topline data from the core Phase 2b ACCESS study, 36-week interim data from the exploratory ACCESS II study, interim data from Phase 2 body composition study and Phase 2b ACCESS open label extension (“OLE”) study. In summary, the Phase 2b ACCESS study demonstrated a placebo-adjusted mean weight loss of 11.3% with 120 mg dose at 36 weeks; the exploratory ACCESS II dose exploration study demonstrated a placebo-adjusted mean weight loss of 15.3% at 240 mg at 36 weeks; and no adverse event-related treatment discontinuations were observed when utilizing the new lower starting titration does of 2.5 mg in the ACCESS Open Label Extension and the Body Composition studies. The Company believes that the data from the ACCESS clinical program supports and informs the advancement to Phase 3 clinical development program in the second half of 2026.

Aleniglipron Design and Discovery

We are developing aleniglipron, a biased oral small molecule GLP-1R agonist, initially as a treatment for obesity and related diseases. Due to its significant preclinical activity and oral availability, we believe that aleniglipron has the potential to be a differentiated treatment with no restrictions on diet or concomitant therapies.

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

Phase 2b ACCESS study — Evaluating target doses of up to 120 mg

The core 36-week Phase 2b ACCESS study was a randomized, double-blind, placebo-controlled, Phase 2b dose- range finding clinical study that enrolled 230 adult participants living with obesity (body mass index (BMI) ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants were enrolled in 36 participating sites across the United States. Participant ages ranged from 49 to 52 years and participants were predominantly female (53% to 55%) with a baseline BMI of 39. HbA1c and blood pressure, according to the eligibility criteria, were within normal limits. All participants were randomized 3:1 (active:placebo) and started at 5 mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg or 120 mg once-daily.

Each of the three doses in the ACCESS study achieved statistical significance on the primary endpoint and all key secondary endpoints. Primary efficacy estimand1 results at 36 weeks are shown below:

	Aleniglipron	Aleniglipron	Aleniglipron
	45 mg	90 mg	120 mg	Placebo
Mean percent change in body weight at 36 weeks compared to baseline	-9.0	-10.7	-12.1	-0.8
Placebo-adjusted mean percent change in body weight at 36 weeks compared to baseline	-8.2	-9.8	-11.3	—
P-value	p<0.0001	p<0.0001	p<0.0001	—

1 The primary efficacy estimand represents efficacy had all randomized participants remained on study treatment (with possible dose interruptions and/or dose modifications) for 36 weeks without initiating rescue weight management treatments or surgeries.

At week 36, key secondary endpoints in the study show that 86% of participants in the aleniglipron 120 mg dose cohort achieved at least 5% weight loss and 70% achieved at least 10% weight loss. In addition, aleniglipron demonstrated clinically meaningful improvements in systolic blood pressure (-6.4 to -7.5 mmHg) and HbA1c (-0.28% to -0.37%).

Aleniglipron demonstrated a tolerability profile consistent with the GLP-1 receptor agonist class following repeated, once-daily dosing of up to 120 mg in the Phase 2b ACCESS study. As expected for the GLP1-RA drug class, the most common AEs were gastrointestinal (“GI”)-related and the two most common AEs in the titration phase were nausea and vomiting. AEs were generally observed early in treatment. In the Phase 2b ACCESS study, the AE-related treatment discontinuation rate ranged from 7.7% – 13.3% between all doses, with a mean 10.4% across all active arms in the study.

Exploratory ACCESS II Study — Evaluating higher doses up to 240 mg

ACCESS II is a randomized, double-blind, placebo-controlled, clinical study of aleniglipron that enrolled 85 adult participants living with obesity, or overweight with at least one weight-related comorbidity. Participants were enrolled in ten sites across the United States. The study was designed to evaluate two higher doses of aleniglipron. Participants started at 5 mg of aleniglipron (or placebo) and followed a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg. Twelve participants were part of the sentinel group which aimed to provide preliminary data at the 180 mg/day dose to the independent data monitoring committee before moving to higher doses in the main part of the study, which included 73 participants, 61 allocated to aleniglipron and 12 to placebo. At week 28, the remaining participants at 120 mg of aleniglipron were re-randomized to stay on 120 mg, titrate to 180 mg, or titrate to 180 mg to ultimately reach 240 mg. The 44-week study remains ongoing with data from a prespecified 36-week analysis currently available. At 36 weeks, each of the three dose cohorts in the ACCESS II study met statistical significance compared to placebo. Primary efficacy estimand results at 36 weeks are shown below:

	Aleniglipron	Aleniglipron	Aleniglipron
	120 mg	180 mg	240 mg	Placebo
Mean percent change in body weight at 36 weeks compared to baseline	-13.1	-13.3	-14.2	+1.0
Placebo-adjusted mean percent change in body weight at 36 weeks compared to baseline	-14.1	-14.4	-15.3	—
P-value	p<0.0001	p<0.0001	p<0.0001	—

Aleniglipron demonstrated a tolerability profile consistent with the GLP1-RA class following repeated, once- daily dosing of up to 240 mg. As expected for the GLP1-RA drug class, the most common AEs were gastrointestinal (GI)-related and the two most common AEs in the titration phase were nausea and vomiting. AEs were generally observed early in treatment.

Topline 44-week data from the ACCESS II study are expected in the first quarter of 2026.

Body Composition Study — Evaluating lower 2.5 mg starting dose

The Company is currently conducting a randomized, placebo-controlled body composition study that enrolled 71 adult participants to assess the effect of aleniglipron (up to 120 mg) on body fat loss over a 40-week evaluation period. Participants with similar eligibility criteria to the previous studies were enrolled in 11 sites in the United States. 59 participants were randomized to the aleniglipron treatment arm, started at a 2.5 mg dose, and titrated up monthly to a target dose of 120 mg. Data from a pre-specified interim analysis after a median follow-up time of approximately 10 weeks showed that starting at a lower dose of 2.5 mg for the first four weeks meaningfully improved tolerability compared to what was observed at a starting titration dose of 5 mg in the ACCESS and ACCESS II studies, with no AE-related treatment discontinuations observed at the initial 2.5 mg dose or the subsequent 5 mg dose. Topline data from the study are expected in the second half of 2026.

ACCESS OLE Study — Following randomized 36-week period, evaluating lower 2.5mg starting dose

Following the 36-week randomized controlled portion of the Phase 2b ACCESS study, the majority of eligible ACCESS participants enrolled in ACCESS OLE, which provides an additional 36 weeks of treatment with aleniglipron. An initial analysis from the ongoing OLE demonstrates continuing weight loss in all dose cohorts out to 44 weeks, showing no evidence of weight loss plateau and proportional pharmacokinetic exposure up to 240 mg as shown below:

In the ACCESS OLE study, participants who received placebo in the initial double-blind portion transitioned to aleniglipron at a starting dose of 2.5 mg and titrate monthly to a target dose of 120 mg. Initial data from this group of participants after eight weeks of treatment are consistent with the findings from the body composition study, showing that starting at a 2.5 mg titration dose meaningfully improved tolerability compared to what was observed in the starting 5 mg titration dose in ACCESS and ACCESS II studies, with no AE-related treatment discontinuations at the initial 2.5 mg or the subsequent 5 mg dose. Topline data from the OLE study are expected in the second half of 2026.

Aleniglipron Safety

Aleniglipron demonstrated a compelling safety profile across all studies. Importantly, there were no cases of drug-induced liver injury, no persistent liver enzyme elevations (as shown below), and no QTc prolongation across all aleniglipron studies.

Phase 3 Preparation

Data from ACCESS, ACCESS II, body composition, and the ACCESS OLE studies provide a strong foundation to advance aleniglipron into Phase 3 clinical development. The Company has plannned an End-of-Phase 2 meeting with the U.S. Food and Drug Administration to align on a Phase 3 registrational program with a starting titration dose of 2.5 mg and the intent to evaluate multiple maintenance doses. The Company anticipates initiating the Phase 3 program in the second half of 2026.

In addition to the expected data from the body composition and ACCESS OLE described above, the Company expects to report topline results from its maintenance switching study evaluating the transition from an approved injectable GLP1-RA injectable to aleniglipron for weight loss maintenance, its Phase 2 randomized placebo controlled study assessing aleniglipron at doses of up to 240 mg in patients living with obesity or overweight and type 2 diabetes mellitus, in the second half of 2026.

ACCG-2671 and ACCG-3535 – Oral Small Molecule Amylin Receptor Agonist for Obesity

Overview

We are advancing our amylin oral small molecule program and have initiated a Phase 1 clinical study of our lead candidate, ACCG-2671 in December 2025. In addition, we declared a second development candidate, ACCG-3535. In preclinical studies, ACCG-2671 and ACCG-3535 demonstrated sub-nanomolar in vitro functional activity on amylin and calcitonin receptors, and in vivo reduction in food intake, resulting in weight loss. We expect to report initial Phase 1 study results for ACCG-2671 and to initiate a Phase 1 study for ACCG-3535 in the second half of 2026.

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

Amylin is co-secreted with insulin from β pancreatic cells upon nutrient delivery to the small intestine as a satiety signal, acts upon sub-cortical homeostatic and hedonic brain regions, slows gastric emptying and suppresses post-prandial glucagon responses to meals. Therefore, new pharmacological amylin analogues can be used as potential anti-obesity medications in individuals who are overweight or obese.

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

In December 2024, we announced the selection of ACCG-2671 as our lead oral amylin agonist for the treatment of obesity, which is designed as an oral small molecule DACRA. We have initiated Phase 1 clinical development in December 2025 and expect to receive Phase 1 study results in the second half of 2026. In addition, we have initiated GMP manufacturing to support GLP toxicology studies and early clinical development.

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

ACCG-2671 Demonstrated Sub-nanomolar Potency of DACRA Activity

ACCG-2671 Achieved Cagrilintide-like Efficacy in Preclinical DIO Rat Model

In November 2025, we selected a second DACRA development candidate, ACCG-3535. ACCG-3535 is a unique chemical structure from ACCG-2671. Preclinical ACCG-3535 data indicated high binding affinity to human amylin and calcitonin receptors and balanced potency in human amylin and calcitonin receptor functional assays. In addition, ACCG-3535 demonstrated robust food intake suppression and significant, dose-dependent body weight reduction as a monotherapy in diet-induced obese rats. Combination therapy with semaglutide (both concurrently and as a subsequent add-on to semaglutide) resulted in superior weight loss compared to semaglutide or ACCG-3535 monotherapy.

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

ANPA-0073- Oral Small Molecule APJ Receptor Agonist

ANPA-0073 is our biased APJ receptor agonist that we were previously developing for pulmonary arterial hypertension and idiopathic pulmonary fibrosis. Given the APJ receptor mechanism of action in regulating energy metabolism to promote selective weight loss and reduce fat mass without severe muscle loss, we evaluated ANPA-0073 as a potential combination with weight loss medicines for selective or muscle-sparing weight loss. In September 2022, we completed a Phase 1 single and multiple ascending dose clinical study evaluating ANPA-0073 in healthy human volunteers, in which it was generally well tolerated up to 500 mg. In 2025, we had also conducted long term GLP-toxicology studies of ANPA-0073 and have decided that it was not suitable for selective weight loss and have prioritized the development of our other discovery stage APJ receptor agonists, which we believe may provide more selective weight loss or muscle-sparing weight loss, potentially as combination therapies.

LTSE-2578 – Oral Small Molecule LPA1R Antagonist for IPF

We have been developing an antagonist that targets lysophosphatidic acid 1 receptor (“LPA1R”), a GPCR implicated in responses to tissue injury and pro-fibrotic processes, for the treatment of idiopathic pulmonary fibrosis (“IPF”).

We believe LTSE-2578 is a differentiated oral small molecule because it demonstrated potent in vitro and in vivo activity in preclinical IPF models and dose dependent inhibition of histamine release as the pharmacodynamic marker. We have completed IND-enabling studies including 28-day GLP-toxicology studies in dogs and rats. In July 2025, we completed a Phase 1 single and multiple ascending dose clinical study of LTSE-2578, our oral small molecule antagonist that targets the lysophosphatidic acid 1 receptor (“LPA1R”) for the treatment of IPF. The randomized, double-blind, placebo-controlled first-in-human clinical study investigated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578. In the study, there were no evidence of any dose-dependent LTSE-2578-related adverse events, including clinical, laboratory and electrocardiogram recordings. No serious adverse events were observed. Having completed the Phase 1 study, we are considering strategic alternatives for LTSE-2578 as a Phase 2 ready program in non-metabolic indications.

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

In total, our patent portfolio comprises over 480 patents and patent applications, as of December 31, 2025, filed in various jurisdictions worldwide. This includes over 125 issued patents that are owned by our wholly-owned subsidiaries. Our patent portfolio for our product candidates is outlined below.

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

Aleniglipron (GSBR-1290): GLP-1 Receptor Program

For our GLP-1R program, our wholly-owned subsidiary Gasherbrum Bio, Inc. (“Gasherbrum”) is the sole owner of 24 patent families. These include patents and patent applications directed to our lead product candidate aleniglipron and its analogs, solid forms and methods of treating conditions associated with GLP-1R activity. These patents and patent applications, to the extent they issue (or in the case of priority applications, if issued from future non-provisional applications that we file), are expected to expire between 2041 and 2045, without accounting for potentially available patent term adjustments or extensions.

ACCG-2671 and ACCG-3535: Amylin Receptor Program

For our oral small molecule Amylin program, our wholly-owned subsidiary Aconcagua Bio, Inc. (“Aconcagua”) is the sole owner of 13 patent families. These include patent applications relating to compounds and compositions of matter for treating conditions associated with amylin receptor activity, including ACCG-2671, ACCG-3535 and their analogs and methods of treating conditions associated with amylin receptor activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire between 2044 and 2046, without accounting for potentially available patent term adjustments or extensions.

GIP and GCG Receptor Programs

For our oral small molecule GIPR program, our wholly-owned subsidiary Gimigela Bio, Inc. is the sole owner of 6 patent families. These include patent applications relating to compounds and compositions of matter for treating conditions associated with GIPR activity and methods of treating conditions associated with GIPR activity. Any patents issuing from these patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire in 2046, without accounting for potentially available patent term adjustments or extensions.

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

Lhotse Collaboration Agreement with Schrödinger, LLC

In October 2020, Lhotse, our wholly-owned subsidiary, entered into a collaboration agreement with Schrödinger (the “Lhotse-Schrödinger Agreement”) to discover and develop novel, orally bioavailable, small molecule inhibitors of LPA1R. Under the Lhotse-Schrödinger Agreement, Schrödinger was obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse was obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee was comprised of representatives from both parties to oversee the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse was engaged in active development of any compound having activity against LPA1R that was discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger was obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse solely owned the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that were directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse was obligated to pay Schrödinger a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger continued to perform research work as agreed by the parties. If Lhotse developed and commercialized a product containing a compound (“Collaboration Compound”) that was discovered or developed under the Lhotse-Schrödinger Agreement (“Collaboration Product”), Lhotse was obligated to pay Schrödinger development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Collaboration Products that reached such milestones. Lhotse was also obligated to pay Schrödinger tiered royalties in the low single digit range on aggregate worldwide net sales of all Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger was to expire on a Collaboration Product-by-Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse owned patent claim covering the composition of matter of the Collaboration Compound contained in such Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Collaboration Product in such country (“Royalty Term”).

Unless terminated earlier, the Lhotse-Schrödinger Agreement continued for three years, subject to extension by mutual written agreement of the parties. Either party may have terminated the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Royalty Term) to Schrödinger continues after the expiration or termination of the Lhotse-Schrödinger Agreement.

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2024, no milestone or royalty payments had been paid or accrued under this agreement. As of December 31, 2025, two milestones of $9.0 million were achieved and $3.0 million was paid under this agreement. The remaining $6.0 million was paid in January 2026.

Gasherbrum License Agreement with Genentech and Roche

In December 2025, Gasherbrum, our wholly-owned subsidiary, entered into a license agreement (the “GNE Agreement”) with Genentech, Inc. (“Genentech”) and F. Hoffmann-La Roche Ltd (“Roche” and together with Genentech, “GNE”) to license certain patents of Gasherbrum that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Under the GNE Agreement, Gasherbrum, on behalf of itself and its affiliates, granted to GNE and its affiliates a non-exclusive, sublicensable, royalty-bearing license, under certain patents owned or controlled by Gasherbrum or its affiliates (“Licensed Patents”), to make, use, sell, offer for sale and import products that contain CT-996, a proprietary compound owned by GNE, as an active ingredient (“GNE Products”) and a covenant not to assert certain potential future patents with respect to GNE’s and its affiliates’ manufacture, use, sale, offer for sale or importation of GNE Products.

Pursuant to the GNE Agreement, Genentech paid Gasherbrum a one-time, non-refundable payment of $100 million within thirty (30) days after execution of the GNE Agreement. Genentech agreed to pay Gasherbrum royalties at a low single digit rate on net sales of GNE Products on a country-by-country basis until the expiration of the last valid claim of a Licensed Patent, or, if sooner, a specified date.

The non-exclusive license granted under the GNE Agreement does not encumber any of the Company’s ongoing programs, including aleniglipron and other GLP-1 receptor agonists, dual amylin and calcitonin receptor agonists such as ACCG-2671 and ACCG-3535, and modulators of GIPR and GCGR. GNE and its affiliates do not have any patent prosecution or enforcement rights with respect to the Licensed Patents.

Either party may terminate the GNE Agreement for the other party’s uncured material breach, and Gasherbrum may terminate the GNE Agreement if GNE or any of its affiliates or sublicensees commences a patent challenge of any Licensed Patent, subject to customary exceptions.

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

Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting GLP-1R has been approved for the treatment of diabetes or obesity. We are aware of GLP-1R small molecules in development by Pfizer, Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024), Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine), and Merck (licensed HS-10535, an oral small molecule GLP-1, from Hansoh Pharma). There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim,

Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Phamaceuticals, Progen Holdings, Pep2Tango, Metsera (acquired by Pfizer in November 2025), QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen, Biomed Industries, Verdiva Bio and Ascletis. In addition, there are a number of companies developing product candidates for diabetes and obesity utilizing approaches with different mechanisms of action, including but not limited to sodium-glucose cotransporter-2 inhibitors.

Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting amylin has been approved for the treatment of diabetes or obesity. We are aware of amylin small molecules in preclinical development by: Eli Lilly, Eccogene, Nxera, Iktos/Cube Biotech strategic collaboration, Alveus Therapeutics and Ambrosia Biosciences.

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

Other Healthcare Laws

Other U.S. Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the U.S. federal government and the states where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and transparency laws, such as the following:

●	federal Anti-Kickback Statute, which prohibit, among other things, persons from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	federal false claims laws, including the False Claim Act and the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program (including private health plans) or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the Federal Food, Drug, and Cosmetic Act (“FDCA”), which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, healthcare clearinghouses, and their respective “business associates,” and their subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	state law equivalents of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including private insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, and state laws governing the privacy and security of health

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

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption or expansion of price controls and cost-containment measures could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could have a material adverse effect on our sales, results of operations and financial condition.

General legislative cost control measures may also affect reimbursement for our products. If we obtain approval to market a drug candidate in the United States, we may be subject to spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs and/or any significant taxes or fees.

U.S. Health Care Reform

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Affordable Care Act (“ACA”) was passed which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Such recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additional healthcare reform initiatives may be adopted in the future.

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

Trade Secrets

According to the People’s Republic of China Anti-Unfair Competition Law promulgated by the SCNPC on September 2, 1993, as amended on November 4, 2017, on April 23, 2019 and on June 27, 2025 (collectively, the “PRC Anti-Unfair Competition Law”), the term “trade secrets” refers to technical and business information that is unknown to the public that has utility and may create business interests or profits for its legal owners or holders, and is maintained as a secret by its legal owners or holders.

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

Chinese Regulation of Cybersecurity Review

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

Employees and Human Capital Resources

As of December 31, 2025, we had 220 full-time employees, 75 of whom have a Ph.D. or M.D. Of these 220 employees, 168 were engaged in research and development activities and 52 were engaged in business development, finance, information systems, facilities, human resources or administrative support. Eight of the non-research and development-based employees were based in Shanghai, China and one based in the UK, while the other 43 resided in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our principal executive office is located at 601 Gateway Blvd., Suite 900, South San Francisco, California 94080 and our telephone number is (650) 457-1978. The principal executive office of our research and development operations is located at Unit 01, 11th floor, Lane 2889, Jinke Road, Pudong New Area, Shanghai, People’s Republic of China, 201203. Our telephone number at this address is 86 21 61215839. Our current registered office in the Cayman Islands is located at the offices of International Corporation Services Ltd., P.O. Box 472, 2nd Floor, Harbour Place, North Wing, 103 South Church Street, George Town, Grand Cayman KY1-1106, Cayman Islands.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical studies, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or, if approved, commercially. Further, aleniglipron, our product candidate for obesity, overweight and related conditions, ACCG-2671, our oral small molecule amylin receptor agonist development candidate for the treatment of obesity, ANPA-0073 and LTSE-2578, our product candidate for IPF, are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $141.2 million, $122.5 million and $89.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $470.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical studies of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical studies of aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578, ACCG-3535 and any future product candidates we may develop. Our expenses will increase substantially as product candidates successfully complete clinical and other studies, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of December 31, 2025, will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension study, the supplementary studies, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and, if approved, commercialize our current and any future product candidates. Additional funding may not be available on acceptable terms, or at all. As a result of actual or anticipated changes in interest rates, economic inflation and tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability, the impact of various global conflicts, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, bank failures, trade wars, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, (i) in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares; (ii) in June 2024, we issued and sold an aggregate of 10,427,017 ADSs; (iii) in August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may offer and sell our ADSs up to an aggregate offering price of $250.0 million, and during the three months ended September 30, 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement (as of December 31, 2025, approximately $191.5 million remained available for sale under the ATM Sales Agreement); and (iv) in December 2025, we issued and sold an aggregate of 9,961,538 ADSs and, in lieu of ADSs, pre-funded warrants to purchase ordinary shares represented by 1,538,462 ADSs. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are early in our development efforts and only have five product candidates — aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and ACCG-3535 — in early clinical development. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have five product candidates, aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578 and ACCG-3535, in early clinical development.

Our other product candidates are still in the preclinical or discovery stages. We will need to progress our product candidates through ongoing and planned clinical trials and progress our other current and future development programs through preclinical studies and submit INDs to the FDA or appropriate regulatory documents to applicable foreign authorities prior to initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Even if our clinical studies are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical studies that are based on preclinical studies and early clinical studies, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical studies. As we investigate aleniglipron for obesity, overweight and related conditions, ACCG-2671 and ACCG-3535 for obesity and overweight, ANPA-0073 and LTSE-2578, our product candidate for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical studies and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing and planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical studies. If we encounter any delays in enrolling such additional participants, this may further delay our clinical trial. In addition, any negative results we may report in clinical studies of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical studies, or prevent us or our partners from completing our clinical studies at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical studies, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical studies may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our current and future clinical studies and, while we have entered and intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical studies in order to seek FDA or applicable foreign authority approval to market aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578, ACCG-3535 and any future product candidates we may develop. Carrying out clinical studies and the submission of NDAs is complicated. We have not conducted any later stage or pivotal clinical studies, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical studies for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we are currently planning for later stage interactions with FDA, and other foreign regulatory agencies; however, we cannot guarantee timely or shift alignment on our clinical trial designs, Phase 3 dose rationale and overall size of the data base needed for any future marketing applications. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578, ACCG-3535 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty including related legal challenges. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

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

Trade disputes, tariffs, restrictions and resulting legal challenges and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions and resulting legal challenges remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have recently been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our APIs and drug product for our product candidates are currently provided by a supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (the “NDAA”) was signed into law, which includes the BIOSECURE Act that prohibits the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology company of concern” is defined under the BIOSECURE Act as an entity that is subject to the administrative governance structure, direction, control, or operates on behalf of a foreign adversary, is involved in the manufacture, distribution, provision, or procurement of a biotechnology equipment or service, and poses a risk to national security based on engagement with, being supported by, or being affiliated with a foreign adversary’s military, internal security forces, or intelligence agencies and its research or multiomic data collection (e.g., collection of genomic information). “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the “1260H List”) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern.” With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated as a “biotechnology company of concern,”, this could potentially cause harm to our business and financial condition. In addition, any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our APIs and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

In October 2020, Lhotse Bio, Inc. (“Lhotse”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC. In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-

Schrödinger Agreement”) with Schrödinger. Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See the discussion in Part I. Item 1. “Business—Lhotse Collaboration Agreement with Schrödinger, LLC” and Part I. Item 1. “Business—Aconcagua Collaboration Agreement with Schrödinger, Inc.” of this Annual Report for additional information.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

Third-party payors have also attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We are aware of GLP-1R small molecules in development by Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Terns Pharmaceuticals, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). We have granted Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively “GNE”) a non-exclusive license to and covenant that we will not assert certain of our patents with respect to the exploitation of CT-996, a GLP-1R small molecule being developed by GNE following its acquisition of Carmot Therapeutics. We will not be able to utilize these patent rights to prevent the commercialization of this competitive molecule if it is successfully developed but we will be eligible for royalties on its sale in patented countries. There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca, Sanofi and Kailera Therapeutics, formerly Hercules CM Newco. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, NeuroBo Pharmaceuticals, Hanmi Pharmaceuticals, Progen Holdings, Pep2Tango, Metsera (acquired by Pfizer in November 2025), QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen, Biomed Industries, Verdiva Bio

and Ascletis. Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting amylin has been approved for the treatment of diabetes or obesity. We are aware of amylin small molecules in preclinical development by: Eli Lilly, Eccogene, Nxera, Iktos/Cube Biotech strategic collaboration, Alveus Therapeutics and Ambrosia Biosciences. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID-19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

As of December 31, 2025, we had 220 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Since its enactment, there have been judicial, congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the annual reconciliation bill, the

One Big Beautiful Bill Act (“OBBBA”) was signed into law which narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA is also expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs of imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We conduct certain research and development operations through our Australian wholly-owned subsidiaries. We have voluntarily refunded a research and development tax credit previously received under Australian regulations. If we lose our ability to operate in Australia, or if any of our subsidiaries are unable to receive the research and development tax credit allowed by Australian regulations, or are required to refund any research and development tax credit previously received or reserve for such credit in our financial statements, our business and results of operations could suffer.

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

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress (“SCNPC”) in November 2016 which came into effect in June 2017 and was amended in October 2025, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in June 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law and the Administrative Measures for the Hierarchical Protection of Information Security provides that China adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including due to delays as a result of global pandemics impacting our or our licensors’ operations. Further, we may decide to not pursue or seek patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Or we may not be able to obtain a patent on such technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our product candidates, or to block competitor products or product candidates that are similar to ours.

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

Given the amount of time required for the development, testing and regulatory review of our new product candidates such as aleniglipron, ACCG-2671, ANPA-0073, LTSE-2578, ACCG-3535 and any of our future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension) as compensation for effective patent term lost during product development and FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product candidates earlier than might otherwise be the case.

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

As of December 31, 2025, our executive officers, directors, large shareholders and their affiliates beneficially owned approximately 46% of the voting power of our outstanding share capital (excluding the 26,476,884 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon (i) the exercise or vesting of awards granted under our equity incentive plans, and upon (ii) the sale of ADSs pursuant to the ATM Sales Agreement). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to exert significant control over all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to exert significant control over elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In addition, on August 6, 2025, we entered into the ATM Sales Agreement with the ATM Sales Agents, pursuant to which we may, from time to time, offer and sell our ADSs up to an aggregate offering price of $250.0 million. During the year ended December 31, 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. As of December 31, 2025, approximately $191.5 million remained available for sale under the ATM Sales Agreement. For additional information, see the section titled “Risk Factors — Risks Related to Our Limited Operating History, Financial Position and Capital Requirements — Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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

As of December 31, 2025, we had $194.5 million and $275.8 million of U.S. federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. Under U.S. federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income for taxable years beginning after December 31, 2020. Any NOLs incurred in tax years beginning before December 31, 2017, may be used to offset up to 100% of future taxable income, but will begin to expire in varying amounts in 2036, unless previously utilized. Similar rules may apply under state tax laws. As of December 31, 2025, we also had aggregate U.S. federal and state R&D credits of approximately $10.8 million and $2.4 million, respectively. U.S. federal R&D credits carryforwards begin to expire in 2039 unless previously utilized. The state R&D credit carryforwards do not expire. Our NOL carryforwards and R&D credits are subject to review and possible adjustment by the U.S. and state tax authorities.

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

We incur significantly increased costs as a result of operating as a company whose ADSs are publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a public company in the United States, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our senior management on our internal control over financial reporting. Additionally, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting. We will continue to incur increasing costs with regards to compliance with Section 404 in the future.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of Nasdaq, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

We anticipate that the continued process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement an improved internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

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

Item 2. Properties.

Our principal executive office is located in South San Francisco, California where we lease a total of approximately 11,800 square feet of office space that we use for our administrative and other activities. The lease commenced in July 2023 and will expire on August 31, 2027. In addition, we lease a total of 22,365 square feet of office space located in South San Francisco, California to expand our corporate headquarters. The lease commenced in March 2025 and will expire on October 31, 2029. We also have a development and operations office located in Shanghai, China where we lease a total of approximately 22,500 square feet of office space. This lease expires on December 31, 2026. We also lease a total of approximately 8,400 square feet of laboratory space located in Shanghai, China for our research and development activities. This lease expires on January 31, 2027. In addition, we lease approximately 5,000 square feet of office and laboratory space located in Shanghai, China for our research and development activities. This lease commenced in June 2025 and will expire on August 9, 2028. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Ordinary Shares

As of February 15, 2026, there were 21 holders of record of our ordinary shares. The actual number of beneficial owners of ordinary shares is greater than this number of record holders and includes persons who are beneficial owners but whose shares are held in street name by brokers and other nominees. JPMorgan Chase Bank, N.A. is the depositary for our ADSs.

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

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph illustrates a comparison of the cumulative total return (change in price plus reinvested dividends although no dividends have been declared on our securities) of our ADSs with (i) the securities comprising the Nasdaq Composite Index and (ii) the securities comprising the Nasdaq Biotechnology Index. The graph assumes a $100 investment on February 2, 2023, in (i) our ADSs, (ii) the securities comprising the Nasdaq Composite Index, and (iii) the securities comprising the Nasdaq Biotechnology Index.

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

Our discussion and analysis of our financial condition and results of operations for 2025 as compared to 2024 are discussed below and should be read in conjunction with our audited Consolidated Financial Statements, including the notes thereto. For a discussion of our financial condition and results of operations for 2024 as compared to 2023, except as set forth below, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, which discussion is incorporated by reference herein.

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

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in five ongoing clinical studies for the treatment of obesity, overweight and related conditions. We have two oral small molecule amylin receptor agonists: ACCG-2671 which is currently in Phase 1 clinical development and ACCG-3535, which we have selected as our second amylin development candidate. Our obesity pipeline also includes multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide and glucagon receptors. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone GLP-1 or amylin development candidates. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus, heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated efficacy and safety and, from a manufacturing standpoint, more scalable to meet global demand.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $141.2 million, $122.5 million and $89.6 million in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $470.3 million. Historically, prior to our IPO, we have financed our operations primarily through the private placement of equity securities.

As of December 31, 2025, we have cash, cash equivalents and short-term investments of $1,446.2 million. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension study, the supplementary studies, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, and various global conflicts for the year ended December 31, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical studies, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical studies, delays in the FDA’s review and approval processes including as a result of recent layoffs, our ability to effectively operate across different geographies in which our offices are located, any increases in interest rates and economic inflation, bank failures, the impact on the global economy due to various global conflicts, higher prices of supplies, tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Other License Income

Other license income consists of income from a non-exclusive license of certain patents granted under the Genetech Agreement. For more detail on our other license income, refer to Note 8 to our consolidated financial statements included in Part II. Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Gains on Sale of Non-financial Assets

Gains on sale of non-financial assets consists of the gain on sale of certain patents under the Exelixis Agreement. For more detail on our gains on sale of non-financial assets, refer to Note 9 to our consolidated financial statements included in Part II. Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, including amortization and accretion of premiums and discounts on short-term investments, and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024
Operating expenses:
Research and development	$225,255	$108,814
General and administrative	61,554	49,414
Other license income	(100,000)	—
Gains on sale of non-financial assets	(10,249)	—
Total operating expenses	176,560	158,228
Loss from operations	(176,560)	(158,228)
Interest and other income, net	35,873	36,012
Loss before provision for income taxes	(140,687)	(122,216)
Provision for income taxes	515	310
Net loss	$(141,202)	$(122,526)

Research and Development Expenses

Research and development expenses increased by $116.4 million, or 107%, to $225.3 million during the year ended December 31, 2025, compared to $108.8 million during the year ended December 31, 2024. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses, employee expenses (primarily due to an increase in personnel) and a milestone payment under our Aconcagua-Schrödinger Agreement.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024
Product candidate:
ANPA‑0073	$3,855	$5,699
Aleniglipron (GSBR‑1290)	119,317	49,249
LTSE‑2578	5,009	8,908
ACCG-2671	39,876	15,694
Other	57,198	29,264
Total research and development expenses	$225,255	$108,814

General and Administrative Expenses

General and administrative expenses increased by $12.1 million, or 25%, to $61.6 million during the year ended December 31, 2025, compared to $49.4 million during the year ended December 31, 2024. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company.

Other License Income

Other license income was $100.0 million during the year ended December 31, 2025, consisting of a $100.0 million income from the license of certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron under the Genentech Agreement. We did not have similar agreements during the year ended December 31, 2024. For more detail on our other license income, refer to Note 8 to our consolidated financial statements included in Part II. Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Gains on Sale of Non-financial Assets

Gains on sale of non-financial assets was $10.2 million during the year ended December 31, 2025, consisting of a $10.2 million gain on the sale of certain early-stage non-metabolic and non-obesity assets under the Exelixis Agreement. We did not have similar agreements during the year ended December 31, 2024. For more detail on our gains on sale of non-financial assets, refer to Note 9 to our consolidated financial statements included in Part II. Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Interest and Other Income, Net

Interest and other income, net, decreased by $0.1 million to an income of $35.9 million during the year ended December 31, 2025, compared to an income of $36.0 million during the year ended December 31, 2024. The decrease in interest and other income, net, was primarily due to a decrease in interest income from lower interest rates, partly offset by an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Sources of Funds

Initial Public Offering

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

Private Placement

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

2024 Follow-On Offering

In June 2024, we issued and sold 10,427,017 ADSs at a price of $52.50 per ADS, including the full exercise of the underwriters’ option to purchase up to an aggregate of 1,360,045 additional ADSs, and received $512.7 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “2024 Follow-On Offering”).

At-the-Market Offering

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

2025 Follow-On Offering

In December 2025, we issued and sold (i) 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the underwriters’ option, and (ii) in lieu of ADSs to certain investors, pre-funded warrants to purchase ordinary shares represented by 1,538,462 ADSs (the “Pre-Funded Warrants”) at a price of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. We received $701.5 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “2025 Follow-On Offering”). As of December 31, 2025, we had cash, cash equivalents and short-term investments of $1,446.2 million and an accumulated deficit of $470.3 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $141.2 million, $122.5 million and $89.6 million in the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $470.3 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $1,446.2 million. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(222,199)	$(116,636)
Investing activities	89,796	(358,909)
Financing activities	762,516	515,263
Net increase in cash and cash equivalents	$630,113	$39,718

Cash Flows Used in Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $222.2 million, consisting of a net loss of $141.2 million, an increase in net operating assets of $88.0 million, partially offset by non-cash charges of $7.0 million. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts. The increase in net operating assets was primarily due to an increase in prepaid expenses and other current assets and a decrease in operating lease liabilities, partially offset by an increase in accrued expenses and other current liabilities, an increase in accounts payable and a decrease in other non-current assets. Non-cash charges consisted primarily of share-based compensation and non-cash lease expense, partially offset by net gain from accretion of net investment discounts and gain on sale of non-financial assets.

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

Cash Flows Provided by (Used in) Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities was $89.8 million, consisting primarily of net maturities of short-term investments of $83.2 million, and proceeds from sale of non-financial asset of $10.2 million.

During the year ended December 31, 2024, net cash used in investing activities was $358.9 million, consisting primarily of net purchases of short-term investments.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $762.5 million, consisting primarily of proceeds from our 2025 Follow-On Offering of $702.7 million, net of underwriting discounts and commissions and from sales of our ADSs under the ATM Offering of $57.1 million, net of sales commissions.

During the year ended December 31, 2024, net cash provided by financing activities was $515.3 million, consisting primarily of proceeds from our 2024 Follow-On Offering of $514.6 million, net of underwriting discounts and commissions.

Contractual Obligations

As of December 31, 2025, our contractual obligations consist of facilities lease payments totaling $7.2 million, with $3.3 million expected to be paid within the next 12 months.

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

Accrued Research and Development and Clinical Expenses

We have entered into various agreements with contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”). Our research and development and clinical accruals are determined based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. Accruals for CROs and CMOs are recorded based on services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. We determine our costs through discussions with internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical studies or services and the contracted fee to be paid for such services. The determined costs of research and development and clinical studies provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original amounts, we will adjust the accrual accordingly.

We make judgements in determining the accrual balance in each reporting period. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, we adjust our liabilities and assets. Inputs used in our determination of costs discussed above may vary from actual, which will result in adjustments to research and development expense in future periods. To date, our accruals have not differed materially from the actual costs.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements included in Part II. Item 8 “Financial Statements and Supplementary Data” of this Annual Report for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $1,446.2 million, consisting of interest-bearing money market funds, U.S. government bonds, U.S. government agency bonds and corporate debt securities, for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, we do not believe that a hypothetical 10% increase or decrease in the relative value of interest rates would have a material effect on our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

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

Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Structure Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Structure Therapeutics Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Accrued clinical expenses

Description of the Matter

At December 31, 2025, the Company has $15.8 million of accrued clinical expenses. As described in Note 2 to the Consolidated Financial Statements, the Company recognizes accruals for clinical expenses based on the level of services performed, progress of the related studies, including the phase or completion of events, and contracted costs with contract research organizations. The Company determines the cost of clinical services provided but not yet invoiced, and adjusts accruals based on the timing and actual level of effort required to perform such services.

Auditing accrued clinical costs was complex due to the extensive data utilized by management in determining the amount of expense incurred but not invoiced.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls related to its accrued clinical expenses process. For example, we tested controls over management’s review of the inputs used in determining accrued clinical expenses.

Our audit procedures included, among others, testing the accuracy and completeness of the data used to determine expenses incurred but not invoiced, and making inquiries of the Company's personnel that oversee clinical trials. We also agreed a sample of accrued expenses incurred but not invoiced to underlying agreements and information provided by third-party service providers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

San Mateo, California
February 26, 2026

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$799,623	$169,510
Short-term investments	646,574	714,008
Other receivable	100,000	—
Prepaid expenses and other current assets	24,106	7,693
Total current assets	1,570,303	891,211
Property and equipment, net	6,653	3,478
Operating right-of-use assets	6,245	3,535
Other non-current assets	717	5,106
Total assets	$1,583,918	$903,330
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,864	$8,024
Accrued expenses and other current liabilities	46,543	26,299
Operating lease liabilities, current portion	2,878	1,698
Total current liabilities	63,285	36,021
Operating lease liabilities, net of current portion	3,609	2,164
Other non-current liabilities	647	302
Total liabilities	67,541	38,487
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of December 31, 2025 and December 31, 2024	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of December 31, 2025 and December 31, 2024; 212,513 and 171,860 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	21	17
Additional paid-in capital	1,985,602	1,193,010
Accumulated other comprehensive income	1,054	914
Accumulated deficit	(470,300)	(329,098)
Total shareholders’ equity	1,516,377	864,843
Total liabilities and shareholders’ equity	$1,583,918	$903,330

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Operating expenses:
Research and development	$225,255	$108,814	$70,103
General and administrative	61,554	49,414	32,672
Other license income	(100,000)	—	—
Gains on sale of non-financial assets	(10,249)	—	—
Total operating expenses	176,560	158,228	102,775
Loss from operations	(176,560)	(158,228)	(102,775)
Interest and other income, net	35,873	36,012	13,391
Loss before provision for income taxes	(140,687)	(122,216)	(89,384)
Provision for income taxes	515	310	236
Net loss attributable to ordinary shareholders	$(141,202)	$(122,526)	$(89,620)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.80)	$(0.78)	$(0.81)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	177,596	157,922	110,198
Other comprehensive income:
Unrealized gain on investments, net	140	393	631
Total other comprehensive income	140	393	631
Comprehensive loss	$(141,062)	$(122,133)	$(88,989)

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

														ACCUMULATED
	REDEEMABLE CONVERTIBLE PREFERRED SHARES								ORDINARY		NON-VOTING		ADDITIONAL	OTHER		TOTAL
	SERIES A		SERIES A+		SERIES B		SERIES B-1		SHARES		ORDINARY SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2022	19,200	$32,001	12,800	$26,000	32,857	$133,015	2,161	$8,959	10,527	$1	—	$—	$1,921	$(110)	$(116,952)	$(115,140)
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	(19,200)	(32,001)	(12,800)	(26,000)	(32,857)	(133,015)	(2,161)	(8,959)	67,018	7	—	—	199,968	—	—	199,975
Issuance of ordinary shares upon initial public offering, net of issuance costs and underwriting discount of $18,586	—	—	—	—	—	—	—	—	37,053	3	—	—	166,667	—	—	166,670
Net exercise of ordinary share warrants	—	—	—	—	—	—	—	—	106	—	—	—	—	—	—	—
Exchange of ordinary shares to non-voting ordinary shares	—	—	—	—	—	—	—	—	(7,411)	(1)	7,411	1	—	—	—	—
Issuance of ordinary shares and non-voting ordinary shares in private placement financing, net of issuance costs and underwriting discount of $18,538	—	—	—	—	—	—	—	—	21,617	2	2,401	—	281,457	—	—	281,459
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	498	1	—	—	799	—	—	800
Conversion of non-voting ordinary shares into ordinary shares	—	—	—	—	—	—	—	—	9,812	1	(9,812)	(1)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,191	—	—	8,191
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	631	—	631
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(89,620)	(89,620)
Balance at December 31, 2023	—	—	—	—	—	—	—	—	139,220	14	—	—	659,003	521	(206,572)	452,966
Issuance of ordinary shares upon 2024 Follow-On Offering, net of issuance costs and underwriting discounts of $34,688	—	—	—	—	—	—	—	—	31,281	3	—	—	512,727	—	—	512,730
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	1,283	—	—	—	1,854	—	—	1,854
Issuance of ordinary shares pursuant to employee share purchase plan	—	—	—	—	—	—	—	—	69	—	—	—	632	—	—	632
Issuance of ordinary shares upon vesting of restricted share units	—	—	—	—	—	—	—	—	7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	18,794	—	—	18,794
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	393	—	393
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,526)	(122,526)
Balance at December 31, 2024	—	—	—	—	—	—	—	—	171,860	17	—	—	1,193,010	914	(329,098)	864,843
Issuance of ordinary shares upon exercise of vested share options	—	—	—	—	—	—	—	—	1,291	—	—	—	4,525	—	—	4,525
Issuance of ordinary shares pursuant to employee share purchase plan	—	—	—	—	—	—	—	—	133	—	—	—	921	—	—	921
Issuance of ordinary shares upon vesting of restricted share units	—	—	—	—	—	—	—	—	190	—	—	—	—	—	—	—
Issuance of ordinary shares upon vesting of performance share units	—	—	—	—	—	—	—	—	118	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	—	—	—	—	—	—	(84)	—	—	—	(618)	—	—	(618)
Depository issuance cost offset	—	—	—	—	—	—	—	—	—	—	—	—	1,531	—	—	1,531
Issuance of ordinary shares as part of ATM Offering, net of sales commission and offering expenses of $2,744	—	—	—	—	—	—	—	—	9,120	1	—	—	55,776	—	—	55,777
Issuance of ordinary shares upon 2025 Follow-On Offering, net of issuance costs and underwriting discounts of $39,873	—	—	—	—	—	—	—	—	29,885	3	—	—	607,624	—	—	607,627
Pre-funded warrants issued in connection with the 2025 Follow-On Offering, net of issuance costs and underwriting discounts of $6,158	—	—	—	—	—	—	—	—	—	—	—	—	93,842	—	—	93,842
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	28,991	—	—	28,991
Unrealized gain on investments, net	—	—	—	—	—	—	—	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(141,202)	(141,202)
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	212,513	$21	—	$—	$1,985,602	$1,054	$(470,300)	$1,516,377

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(141,202)	$(122,526)	$(89,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	28,991	18,794	8,191
Depreciation expense	1,333	992	295
Accretion of asset retirement obligation	345	4	21
Non-cash lease expense	2,211	1,601	634
Accretion of net investment discounts	(15,587)	(18,465)	(5,975)
Gains on sale of non-financial assets	(10,249)	—	—
Changes in operating assets and liabilities:
Other receivable	(100,000)	—	—
Prepaid expenses and other current assets	(16,413)	(1,408)	(4,037)
Other non-current assets	4,389	(5,061)	15
Accounts payable	4,765	3,307	(860)
Accrued expenses and other current liabilities	21,514	7,717	12,163
Operating lease liabilities	(2,296)	(1,591)	(315)
Net cash used in operating activities	(222,199)	(116,636)	(79,488)
Cash flows from investing activities
Purchases of short-term investments	(547,379)	(702,519)	(417,356)
Proceeds from maturities of short-term investments	630,540	344,900	151,181
Purchases of property and equipment	(3,614)	(1,290)	(2,167)
Proceeds from sale of non-financial asset	10,249	—	—
Net cash provided by (used in) investing activities	89,796	(358,909)	(268,342)
Cash flows from financing activities
Proceeds from ATM Offering, net of sales commission	57,058	—	—
Proceeds from issuance of ordinary shares in 2025 Follow-On Offering, net of underwriting discounts and commissions	608,650	—	—
Proceeds from issuance of pre-funded warrants in 2025 Follow-On Offering, net of underwriting discounts and commissions	94,000	—	—
Proceeds from issuance of ordinary shares in 2024 Follow-On Offering, net of underwriting discounts and commissions	—	514,573	—
Proceeds from issuance of ordinary shares in initial public offering, net of underwriting discounts and commissions	—	—	172,296
Proceeds from private placement financing, gross	—	—	300,000
Payments of offering costs	(2,020)	(1,796)	(21,565)
Proceeds from issuance of ordinary shares under employee share purchase plan	921	632	—
Proceeds from exercise of share options	4,525	1,854	800
Payment of taxes on restricted share units withheld for taxes	(618)	—	—
Net cash provided by financing activities	762,516	515,263	451,531
Net change in cash and cash equivalents	630,113	39,718	103,701
Cash and cash equivalents
Beginning of the period	169,510	129,792	26,091
End of the period	$799,623	$169,510	$129,792
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$442	$100	$53
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,921	$—	$5,508
Depository issuance cost offset	$1,531	$—	$—
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$894	$—	$48
Conversion of redeemable convertible preferred shares into ordinary shares upon initial public offering	$—	$—	$199,975
Recognition of asset retirement obligation	$—	$—	$277
Conversion of non-voting ordinary shares into ordinary shares	$—	$—	$1
Exchange of ordinary shares to non-voting ordinary shares	$—	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of the Business

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

On September 17, 2025, Gangkhar Bio Inc. (“Gangkhar”) was incorporated in the United States as a wholly-owned subsidiary of the Company.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2024 Follow-On Offering

On June 5, 2024, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Leerink Partners LLC, as representatives of the underwriters named therein (collectively, the “2024 Underwriters”), pursuant to which the Company agreed to issue and sell to the 2024 Underwriters an aggregate of 9,066,972 ADSs and granted the 2024 Underwriters an option (the “2024 Underwriters’ Option”) to purchase up to an aggregate of 1,360,045 additional ADSs (the “2024 Follow-On Offering”). The 2024 Follow-On Offering closed on June 7, 2024, at which time the Company issued 10,427,017 ADSs, including the issuance of 1,360,045 ADSs in connection with the full exercise of the 2024 Underwriters’ Option, at a price of $52.50 per ADS. The net proceeds from the 2024 Follow-On Offering were approximately $512.7 million after deducting underwriting discounts and commissions and estimated offering costs.

At-the-Market Offering

In August 2025, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which the Company may, from time to time, offer and sell ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market offering,” up to an aggregate offering price of $250.0 million (the “ATM Offering”). In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds to the Company after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses, were approximately $55.8 million. As of December 31, 2025, approximately $191.5 million remained available for sale under the ATM Sales Agreement. The shares were sold pursuant to the Company’s automatic shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on August 6, 2025 (the “Shelf Registration Statement”), and future shares may be sold pursuant to the Shelf Registration Statement or a subsequent registration statement.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2025 Follow-On Offering

On December 9, 2025, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the underwriters named therein (collectively, the “2025 Underwriters”), pursuant to which the Company agreed to issue and sell to the 2025 Underwriters an aggregate of 8,461,538 ADSs, and, in lieu of ADSs to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase ordinary shares represented by 1,538,462 ADSs. In addition, the Company granted the 2025 Underwriters an option (the “2025 Underwriters’ Option”) to purchase up to an aggregate of 1,500,000 additional ADSs at the public offering price, less the underwriting discounts and commissions (the “2025 Follow-On Offering”). The 2025 Follow-On Offering closed on December 11, 2025, at which time the Company issued 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the 2025 Underwriters’ Option, at a price of $65.00 per ADS, and, in lieu of ADSs to certain investors, Pre-Funded Warrants to purchase ordinary shares represented by 1,538,462 ADSs, at a price to the public of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The net proceeds from the 2025 Follow-On Offering were approximately $701.5 million after deducting underwriting discounts and commissions and estimated offering costs.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $470.3 million as of December 31, 2025. Prior to completion of its IPO, the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million. In October 2023, the Company closed its Private Placement for net proceeds of approximately $281.5 million. In June 2024, the Company closed its 2024 Follow-On Offering, for net proceeds of approximately $512.7 million. In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement for net proceeds of approximately $55.8 million. In December 2025, the Company closed its 2025 Follow-On Offering, for net proceeds of approximately $701.5 million.

As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of $1,446.2 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these consolidated financial statements.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Operating expenses:
Discovery research and development	$105,120	$53,314	$32,526
Clinical research and development	98,215	44,266	32,591
Other research and development expenses	21,920	11,234	4,986
General and administrative	61,554	49,414	32,672
Other license income	(100,000)	—	—
Gains on sale of non-financial assets	(10,249)	—	—
Total operating expenses	176,560	158,228	102,775
Loss from operations	(176,560)	(158,228)	(102,775)
Interest and other income, net	35,873	36,012	13,391
Loss before provision for income taxes	(140,687)	(122,216)	(89,384)
Provision for income taxes	515	310	236
Segment net loss and net loss attributable to ordinary shareholders	$(141,202)	$(122,526)	$(89,620)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with maturities of 90 days or less from the original date of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents consist of cash deposited with banks and investments in money market funds.

Short-Term Investments

The Company classifies its investments as available-for-sale and records them at fair value based upon market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold. The Company may sell these securities at any time for use in current operations.

Credit Losses

For short-term investments in an unrealized loss position, the Company periodically assesses its portfolio for impairment. The assessment first considers the intent or requirement to sell the available-for-sale debt securities. If either of these criteria are met, the amortized cost basis is written down to fair value through earnings.

If not met, the Company evaluates whether the decline resulted from credit losses or other factors by considering the extent to which fair value is less than amortized cost, any changes to the rating of the short-term investments by a rating agency, and any adverse conditions specifically related to the short-term investments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the short-term investments is compared to the amortized cost basis of the short-term investments. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, with a corresponding adjustment to interest and other income, net, limited by the amount that the fair value is less than the amortized cost basis. The Company has elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. The Company writes off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss. At December 31, 2025 and 2024, gross unrealized losses on the Company’s available-for-sale securities were not material and, accordingly, no credit loss reserves were recognized.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, net and right-of-use assets, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any such impairment charges.

Deferred Offering Costs

The Company capitalizes, within other non-current assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, Private Placement, 2024 Follow-On Offering, At-the-Market Offering and 2025 Follow-On Offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the equity financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs will be immediately written off to general and administrative expenses. Upon closing the equity financing, all deferred offering costs were charged against the proceeds from the respective equity financing and recorded in shareholders’ equity as a reduction of additional paid-in capital. As of December 31, 2025 and 2024, there were no deferred offering costs recorded on the consolidated balance sheets.

Accrued Research and Development and Clinical Expenses

The Company has entered into various agreements with contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”). The Company’s research and development and clinical accruals are determined based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The Company determines its costs through discussions with

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

internal clinical stakeholders and outside service providers as to the progress or stage of completion of clinical studies or services and the contracted fee to be paid for such services. The determined costs of research and development and clinical studies provided, but not yet invoiced, are included in other current liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original amounts, the Company will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets on the consolidated balance sheets until the services are rendered.

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

Share-Based Compensation

The Company accounts for share-based compensation arrangements with employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments including share options. The fair value method requires the Company to estimate the fair value of share options on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted that are expensed on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

forfeitures as they occur. Option valuation models, including the Black-Scholes option-pricing model, require the input of several assumptions. The assumptions are as follows:

●	Expected term. The expected term represents the period that the share-based awards are expected to be outstanding. The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.
●	Expected volatility. The Company estimated the volatility data based on a study of publicly traded industry peer companies as it did not have sufficient trading history for its ordinary shares. For purposes of identifying these peer companies, the Company considered the industry, stage of development, size and financial leverage of potential comparable companies. For each grant, the Company measured historical volatility over a period equivalent to the expected term. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own share price becomes available.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
●	Expected Dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, historical earnings, taxable income in prior years, if carryback is permitted under the law, carryforward periods and prudent and feasible tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

evidence, the Company has determined that it is more likely than not that its U.S. and certain foreign deferred tax assets will not be realizable as of December 31, 2025. To the extent sufficient positive evidence becomes available, the Company may release a portion, or all, of its valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a potentially material income tax benefit for the period in which such release is recorded.

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

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period, including the Pre-Funded Warrants, without consideration of potentially dilutive securities. Ordinary shares into which pre-funded warrants may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date (see Note 7). Diluted net loss per ordinary share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including the Pre-Funded Warrants, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the unvested restricted share units, ordinary shares committed under the employee share purchase plan and share options are considered to be potentially dilutive securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Other comprehensive income (loss) represents unrealized gains or losses on short-term investments that are reported as a component of shareholders’ equity on the consolidated balance sheets.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is applicable to the Company beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The adoption of this ASU using a retrospective approach will only impact disclosures and did not have a material impact on the Company’s consolidated financial statements (see Note 10).

Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Composition of Certain Consolidated Financial Statement Line Items

Property and equipment, net consists of the following (in thousands):

		DECEMBER 31,
	Useful life (years)	2025	2024
Laboratory equipment	5	$5,307	$3,008
Furniture and fixtures	5	516	249
Computer equipment and software	5	985	497
Leasehold improvements	Lesser of useful life or lease term	1,536	1,360
Construction in progress	—	1,278	—
		$9,622	$5,114
Less: Accumulated depreciation		(2,969)	(1,636)
Property and equipment, net		$6,653	$3,478

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $1.3 million, $1.0 million and $0.3 million, respectively.

As of December 31, 2025, the Company’s other non-current assets consist of long-term deposit and deferred tax assets. As of December 31, 2024, the Company’s other non-current assets consist of prepaid clinical expenses.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2025	2024
Accrued compensation	$12,434	$7,290
Accrued research and development expenses	12,404	5,460
Accrued clinical expenses	15,791	7,025
Accrued professional services	4,470	2,918
Accrued other liabilities	1,444	3,606
Total accrued expenses and other current liabilities	$46,543	$26,299

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

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	DECEMBER 31,
	2025				2024
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$795,089	$—	$—	$795,089	$161,328	$—	$—	$161,328
U.S. government bonds	385,392	—	—	385,392	263,015	—	—	263,015
U.S. government agency bonds	—	24,941	—	24,941	—	46,957	—	46,957
Corporate debt securities	—	236,241	—	236,241	—	404,036	—	404,036
Total fair value of financial assets	$1,180,481	$261,182	$—	$1,441,663	$424,343	$450,993	$—	$875,336

	DECEMBER 31,
	2025				2024
	AMORTIZED	UNREALIZED		FAIR	AMORTIZED	UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$795,089	$—	$—	$795,089	$161,328	$—	$—	$161,328
U.S. government bonds	384,571	(1)	822	385,392	262,316	(48)	747	263,015
U.S. government agency bonds	24,922	—	19	24,941	46,890	(11)	78	46,957
Corporate debt securities	236,027	(16)	230	236,241	403,888	(368)	516	404,036
Total fair value of financial assets	$1,440,609	$(17)	$1,071	$1,441,663	$874,422	$(427)	$1,341	$875,336

As of December 31, 2025 and 2024, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the years ended December 31, 2025, 2024 and 2023. Contractual maturities of short-term investments are generally not more than one year. As of December 31, 2025, the remaining contractual maturities of $541.1 million of investments were within one year and $105.5 million of investments were after one year through two years. The Company has classified these securities as short-term investments on its consolidated balance sheets as they are available for use in the current operations.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allowance for credit losses was recorded at either December 31, 2025 or 2024, and no impairment losses were recognized for the years ended December 31, 2025, 2024 and 2023.

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

According to the lease agreement, the Company is obligated to restore the premises and all fixtures, fittings and equipment in the premises to its original condition. The Company’s asset retirement obligations are primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company recognized an asset retirement obligation at the inception of a lease at its estimated fair value based on the expected timing of payment of the related costs. In the determination of fair value for an asset retirement obligation, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates. The key estimates as of the inception date were the fair value of the asset retirement obligation of $0.4 million, timing of the settlement of 3.4 years and the discount rate of 6.8%. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the leasehold improvements and depreciated over its useful life. As of December 31, 2025 and 2024 the Company had asset retirement obligations of $0.3 million and $0.3 million, respectively, which are recorded in other non-current liabilities on the consolidated balance sheets.

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

In February 2025, StructureTx US entered into a sublease agreement for approximately 22,365 square feet of office space located in South San Francisco, California to expand its corporate headquarters. The lease

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

commenced in March 2025 and will expire on October 31, 2029. The annual base rent will initially be approximately $1.0 million and will increase annually by 3%, and StructureTx US will also be responsible for the payment of additional costs and fees related to its use of the premises.

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

The maturities of operating lease liabilities as of December 31, 2025, were as follows (in thousands):

DECEMBER 31,
2025
2026	$3,253
2027	1,726
2028	1,279
2029	938
Total undiscounted lease payments	7,196
Less: imputed interest	(709)
Total operating lease liability	6,487
Less: current portion	(2,878)
Operating lease liability, net of current portion	$3,609

Operating lease expense was $4.2 million, $2.5 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, including $1.4 million, $0.8 million and $0.9 million short-term lease costs for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted average remaining lease term was 2.9 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $2.9 million, $1.7 million and $0.6 million, respectively, was included in operating activities on the consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of December 31, 2025 and 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Ordinary Shares

As of December 31, 2025, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of December 31, 2025 and 2024, no dividends on ordinary shares had been declared by the board of directors.

The Company has the following ordinary shares reserved for future issuance (in thousands):

	DECEMBER 31,
	2025	2024
Share options issued and outstanding	15,355	12,597
Share options available for future grant	10,082	10,722
Pre-Funded Warrants outstanding	4,615	—
Restricted share units outstanding	4,292	1,051
Ordinary shares available for employee share purchase plan	3,909	2,324
Total ordinary shares reserved	38,253	26,694

7. Shareholders’ Equity

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

The maximum number of ordinary shares that may be issued under the 2023 Plan as of December 31, 2025 was 33,032,833. In addition, the number of ordinary shares reserved for issuance under the Company’s 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through January 1, 2033, in an amount equal to 4% of the total number of ordinary shares outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of ordinary shares determined by the Company’s board of directors. In January 2026, the number of ordinary shares available for issuance under the 2023 Plan was increased by 8,500,536 shares as a result of the automatic increase provision in the 2023 Plan.

Options

A summary of share option activity is set forth below (in thousands except per share amounts and years):

	OUTSTANDING AWARDS
			WEIGHTED-
	NUMBER OF		AVERAGE
	SHARES	WEIGHTED-	REMAINING
	UNDERLYING	AVERAGE	CONTRACTUAL	AGGREGATE
	OUTSTANDING	EXERCISE	TERM	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
As of December 31, 2024	12,597	6.36	7.84	50,294
Granted	4,720	7.22
Exercised	(1,291)	3.50
Forfeited	(671)	11.48
As of December 31, 2025	15,355	6.65	7.53	253,901
Exercisable at December 31, 2025	8,099	4.98	6.45	147,458
Vested and expected to vest at December 31, 2025	15,355	6.65	7.53	253,901

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying share options and the fair value of the Company’s ordinary shares for share options that were in-the-money at

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the end of each period. The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $11.9 million, $16.6 million and $3.9 million, respectively.

The total fair value of options that vested during the years ended December 31, 2025, 2024 and 2023 was $24.9 million, $19.8 million and $5.5 million, respectively.

The Company estimated the fair value of share options using the Black Scholes option-pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The options granted during the years ended December 31, 2025, 2024 and 2023 had a weighted-average per share grant-date fair value of $5.95, $10.26 and $6.21 per share, respectively, which was estimated using the following weighted-average assumptions:

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Expected term (in years)	6.0	6.0	6.1
Expected volatility	104.8%	101.3%	101.3%
Risk-free interest rate	4.1%	4.2%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%

Performance Options

In February 2023, the Company’s board of directors approved the grant of performance share options for 1,200,000 ordinary shares, which were granted under the 2023 Plan. Each share option would vest over four years, subject to the achievement of certain clinical milestones as determined by the Company’s compensation committee in the first year following the grant, and subject to the employees’ continuous service through each vesting date. The performance milestones were not achieved in the first year following the grant, and the performance share options were cancelled in February 2024. As such, no share-based compensation expense has been or will be recognized for such performance share options.

Employee Share Purchase Plan

In February 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company allows eligible employees to purchase shares of the Company's ordinary shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of the ordinary shares as of the first date of each offering period or the ending date of each purchase period. Each offering period is typically 24 months consisting of four purchase periods of six months. There were 1,000,000 ordinary shares initially reserved for issuance under the ESPP. The number of ordinary shares reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2033, by the lesser of  (i) 1% of the total number of our outstanding share capital on the last day of the calendar month before the date of the automatic increase; and (ii) 3,000,000 ordinary shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In January 2026, the number of ordinary shares available for issuance under the ESPP was increased by 2,125,134 shares as a result of the automatic increase provision in the ESPP.

The offering period and purchase periods are determined by the board of directors. The Company issued 133,182, 68,262 and 0 shares under the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 3,909,366 shares under the ESPP remain available for purchase.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model, which was estimated using the following weighted-average assumptions:

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Expected term (in years)	1.4	1.3	1.2
Expected volatility	105.5%	106.3%	90.3%
Risk-free interest rate	3.9%	4.6%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%

Restricted Share Units

A summary of restricted share unit activity is set forth below (in thousands except per share amounts):

		WEIGHTED-
	NUMBER OF	AVERAGE
	UNITS	GRANT DATE
	OUTSTANDING	FAIR VALUE
Outstanding, December 31, 2024	1,051	$11.90
Granted	3,821	8.23
Vested	(308)	11.73
Forfeited	(272)	9.70
Outstanding, December 31, 2025	4,292	$8.78

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche was contingent on the occurrence of certain milestone events and fulfilment of service condition. As of December 31, 2024, the Company concluded that the two milestones were probable of achievement and therefore recognized compensation expense of $1.7 million during the year ended December 31, 2024. In June 2025, the Company’s compensation committee certified the achievement of two of the three milestones, effective July 1, 2025. Because the third milestone was not achieved, the third tranche of performance share units was forfeited, effective July 1, 2025. As such, no share-based compensation expense has been or will be recognized for this third tranche of performance share units. During the year ended December 31, 2025, the Company recognized compensation expense of $0.9 million related to these restricted share units.

Share-Based Compensation Associated with Awards to Employees and Non-Employees

The Company recognized share-based compensation as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Research and development	$14,182	$7,992	$3,761
General and administrative	14,809	10,802	4,430
Total share-based compensation	$28,991	$18,794	$8,191

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2025, the total unrecognized share-based compensation expense related to unvested share options and restricted share units was $75.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

As of December 31, 2025, the total unrecognized share-based compensation expense related to the ESPP was $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

Pre-Funded Warrants

On December 11, 2025, in connection with the 2025 Follow-On Offering the Company issued 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the 2025 Underwriters’ Option, and, in lieu of ADSs to certain investors, 1,538,462 Pre-Funded Warrants to purchase 4,615,386 ordinary shares. The Pre-Funded Warrants were sold at a public offering price of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants do not have an expiration date and are exercisable at any time. The Pre-Funded Warrants are classified as a component of permanent equity within the Company's consolidated balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of ordinary shares upon exercise. Upon issuance, the Company recorded the Pre-Funded Warrants at the net proceeds, after deducting $6.2 million of underwriting discount and commissions and other offering expenses, of approximately $93.8 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. As of December 31, 2025, none of the Pre-Funded Warrants have been exercised.

8. License Agreement

In December 2025, the Company entered into non-exclusive license agreement (the “GNE Agreement”) with Genentech, Inc. (“Genentech”) and F. Hoffmann-La Roche Ltd (“Roche”, and together with Genentech, “GNE”) under which the Company granted to GNE a non-exclusive, sublicensable, royalty-bearing license, under the Company’s licensed patents, to make, use, sell, offer for sale, and import licensed products (the “License”). The Company concluded that this type of transaction did not meet the definition of “ordinary activities” of the Company and GNE is not considered a “customer” in this transaction. In the absence of a specific guidance, the Company applied ASC 606, Revenue from Contracts with Customers, by analogy to account for the GNE Agreement.

Under the terms of the GNE Agreement, the Company received an upfront payment of $100.0 million from Genentech in January 2026. In addition, the Company is eligible to receive low single digit royalties on annual worldwide net sales of licensed products.

Unless terminated earlier, the GNE Agreement shall continue in full force and effect, on a country-by-country and licensed product-by-licensed product basis, until the expiration of the last to expire valid claim of a licensed patent. GNE may, in its sole discretion, terminate the GNE Agreement in its entirety at any time and without cause upon 60 days’ prior written notice to the Company. Each party may terminate the GNE Agreement in its entirety if the other party materially breaches the GNE Agreement and fails to cure within specified period. In addition, the Company may terminate the GNE Agreement in its entirety if GNE commences a legal, administrative or other action challenging the validity, enforceability, patentability or scope of any licensed patent.

The Company determined that the License is the only promise and performance obligation in the GNE Agreement.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To determine the consideration amount to recognize under the GNE Agreement, the Company evaluated all payments to be received during the contract. The Company determined that at inception the transaction price was $100.0 million which consisted of fixed consideration of $100.0 million represented by the upfront payment. The transaction price was recognized as other license income at the point in time when the License was delivered to GNE in December 2025. As of December 31, 2025, the other receivable under the GNE Agreement was $100.0 million, all of which was received in January 2026. The royalties will be recognized if and when the underlying sales occur.

9. Asset Purchase Agreement

In August 2025, Basecamp Bio entered into an asset purchase agreement (the “Exelixis Agreement”) with Exelixis, Inc. related to the sale of certain early-stage non-metabolic and non-obesity assets. The Company concluded that the sale of such assets should be accounted for under the guidance at ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, as this type of transaction did not meet the definition of “ordinary activities” of the Company and Exelixis is not considered a “customer” in this transaction.

Under the Exelixis Agreement, the Company is eligible for initial payments totaling $10.0 million and patent cost reimbursements, and contingent milestone payments of up to $90.0 million in the aggregate. In addition, the Company is eligible to receive tiered, low single digit royalties on the net sales of approved products. As of December 31, 2025, initial payments and patent cost reimbursements of $10.2 million has been received and is included in gains on sale of non-financial asset on the consolidated statements of operations and comprehensive loss. At the inception of the Exelixis Agreement and as of December 31, 2025, it was determined that it was not more likely than not that the variable consideration related to the contingent milestone payments and royalties will be received and, therefore, such variable consideration was excluded from the total consideration. The contingent milestone payments will be recognized if and when it becomes more likely than not that the underlying milestones will be achieved and royalties will be recognized if and when the related sales occur.

10. Income Taxes

The components of income (loss) before income taxes by U.S. and foreign jurisdictions are as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Income (loss) before income tax expense:
United States	$(144,077)	$(113,107)	$(79,895)
Foreign	3,390	(9,109)	(9,489)
Total	$(140,687)	$(122,216)	$(89,384)

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision for (benefit from) income taxes consists of the following (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
U.S. State	9	8	5
Foreign	427	320	217
	436	328	222
Deferred tax provision (benefit):
U.S. Federal	—	—	—
U.S. State	—	—	—
Foreign	79	(18)	14

Total provision for (benefit from) income taxes:	$515	$310	$236

The Company adopted ASU 2023-09 retrospectively in the year ended December 31, 2025. The Company is domiciled in the Cayman Islands; however, it is a resident for U.S. federal income tax purposes. Consequently, the Company has elected to use the U.S. federal statutory income tax rate of 21% as the applicable statutory rate for its effective tax rate reconciliation. This rate is the rate of the primary jurisdiction in which the Company is subject to income tax. A reconciliation of the U.S. federal statutory income tax rate to its effective tax rate, pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands, except percentages):

	YEAR ENDED
	DECEMBER 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory income tax rate	$(29,544)	21.0%	$(25,665)	21.0%	$(18,771)	21.0%
U.S. state and local income taxes, net of U.S. federal income tax effect[1]	(187)	0.1	(4,980)	4.1	(68)	0.1
Foreign tax effects:
China	(167)	0.1	(163)	0.1	731	(0.8)
Cayman	—	—	2,291	(1.9)	1,400	(1.6)
Other	—	—	—	—	433	(0.5)
Tax credits:
U.S. federal R&D tax credits	(5,115)	3.6	(2,767)	2.3	(2,064)	2.3
Changes in valuation allowances	28,790	(20.5)	23,116	(18.9)	16,884	(18.9)
Changes in unrecognized tax benefits	1,446	(1.0)	5,707	(4.7)	589	(0.7)
Nontaxable or nondeductible items:
Stock-based compensation	5,225	(3.7)	2,406	(2.0)	1,012	(1.1)
Other	67	—	365	(0.3)	90	(0.1)
	$515	(0.4)%	$310	(0.3)%	$236	(0.3)%

1 The states that contribute to the majority (greater than 50%) of the tax effect in this category include California for 2025, 2024, and 2023.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
U.S. Federal	$—	$—	$—
U.S. State:
California	13	13	4
New Jersey	4	20	—
Other	(2)	5	—
Foreign - China	619	332	8
Income taxes paid, net of refunds	$634	$370	$12

A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

Significant components of the Company’s deferred tax asset or liability are shown below (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss	$55,310	$26,182	$29,217
Capitalized research and development	36,464	33,313	16,911
Tax credits	9,580	5,054	2,631
Stock-based compensation and bonus accrual	3,386	2,433	1,737
Operating lease liability	1,241	656	1,030
Accrued expenses	2,108	1,302	1,036
Other	250	152	213
Total deferred tax assets	108,339	69,092	52,775
Less: Valuation allowance	(106,954)	(68,179)	(51,551)

Deferred tax liabilities:
Right-of-use assets	(1,139)	(487)	(960)
Property and equipment	(78)	(81)	(110)
Other	(111)	(242)	(109)
Total deferred tax liabilities	(1,328)	(810)	(1,179)
Net deferred tax assets	$57	$103	$45

The Company considers the earnings of its foreign subsidiaries to be indefinitely reinvested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings where the potential income taxes or foreign withholding taxes that might arise if such earnings were distributed in the future was not material as of December 31, 2025 where the potential U.S. income taxes or foreign withholding taxes that might arise if such earnings were distributed in the future.

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company maintained a full valuation allowance against its U.S. net deferred tax assets as of December 31, 2025, 2024 and 2023. The valuation allowance increased by $38.8 million, $16.6 million and $23.8 million during the years ended December 31, 2025, 2024 and 2023, respectively. The change in valuation allowance for the year ended December 31, 2025 is primarily attributable to domestic net operating loss carryforwards primarily due to the full expensing of domestic research or experimental (“R&E”) expenditures of $91.7 million resulting from the One Big Beautiful Bill Act (the “OBBBA”). The change in valuation allowance for the year ended December 31, 2024 is primarily attributable to the capitalization of R&E expenditures of $16.4 million resulting from the Tax Cuts and Jobs Act (“TCJA”). The change in valuation allowance for the year ended December 31, 2023 is primarily attributable to increases in current year net operating loss (“NOL”) carryforwards of $10.4 million and the capitalization of R&E expenditures of $10.9 million. The Company will continue to assess the likelihood of realization of its deferred tax assets in each of the applicable jurisdictions in future periods and will adjust the valuation allowance accordingly.

As of December 31, 2025, the Company had U.S. federal NOLs and federal tax credit carryforwards of $194.5 million and $10.8 million, respectively. The federal NOLs will begin to expire in 2036 and the federal tax credits will begin to expire in 2039, if not utilized. In addition, as of December 31, 2025, the Company had state NOLs and state tax credit carryforwards of approximately $275.8 and $2.4 million, respectively, as reported on the Company’s state income tax returns. The state NOLs will begin to expire in 2036, if not utilized. State tax credits and the federal NOLs carryforwards incurred in tax years beginning after December 31, 2017 can be carried forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax attributes to offset future taxable income or tax liability. The Company may have undergone ownership changes in the past, which could result in limitations on its ability to utilize its NOLs, or future changes in its stock ownership, some of which are outside of its control, could result in an ownership change under Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the NOLs and tax credit carryforwards before utilization, and it would not be material to the consolidated financial statements.

A reconciliation of the beginning and ending balances of total unrecognized tax benefits are as follows (in thousands):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Beginning of year	$7,947	$877	$289
Additions for tax positions related to current year	1,550	839	574
Additions for tax positions related to prior years	—	6,248	14
Reductions for tax positions related to prior years	—	(17)	—
End of year	$9,497	$7,947	$877

As of December 31, 2025, 2024 and 2023, the Company had gross unrecognized tax benefits of approximately $9.5 million, $7.9 million and 0.9 million, respectively, related to research and development tax credits and state NOLs, all of which would give rise to additional deferred tax assets if recognized. This would also give rise to a corresponding increase in the valuation allowance, and would not impact the Company’s effective tax rate. The Company did not accrue interest or penalties related to unrecognized tax benefits because the liability would be offset by existing tax attributes as of December 31, 2025, 2024 and 2023.

The Company is subject to taxation in the United States and foreign jurisdictions. As of December 31, 2025, the Company’s tax years 2017 to 2025 remain subject to examination in most jurisdictions. As of December

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

31, 2025, the Company was not under examination by the Internal Revenue Service, or by any state or foreign tax jurisdiction. Due to differing interpretations of tax laws and regulations, tax authorities may dispute the Company’s tax filing positions. The Company evaluates its exposures associated with its tax filing positions.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders, which excludes unvested restricted shares and shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except per share amounts):

	YEAR ENDED
	DECEMBER 31,
	2025	2024	2023
Numerator:
Net loss	$(141,202)	$(122,526)	$(89,620)
Denominator:
Weighted-average ordinary shares outstanding	177,331	157,922	110,198
Add: weighted average of ordinary shares to be issued upon exercise of Pre-Funded Warrants	265	—	—
Weighted average shares used to compute net loss per share, basic and diluted	177,596	157,922	110,198
Net loss per share, basic and diluted	$(0.80)	$(0.78)	$(0.81)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	DECEMBER 31,
	2025	2024	2023
Options to purchase ordinary shares	15,355	12,597	11,899
Unvested restricted share units	4,292	1,051	—
Shares committed under ESPP	344	217	106
Total	19,991	13,865	12,005

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. For the years ended December 31, 2025 and 2024, the Company started to make safe-harbor matching contributions of 100% of each dollar contributed by eligible employees, up to 4% of an employee’s eligible compensation. The Company may also make discretionary contributions to the 401(k) plan. During the years ended December 31, 2025, 2024 and 2023, matching contributions were $1.0 million, $0.6 million and $0.2 million, respectively.

13. Related Party Transactions

Ramy Farid, the President and Chief Executive Officer of Schrödinger, Inc. (“Schrödinger”) was a member of the Company’s board of directors until June 25, 2024, at which time Mr. Farid ceased being a related party. During the years ended December 31, 2024 and 2023, the Company had existing collaboration agreements to use the results provided by Schrödinger’s software platform for its research purposes. During the years ended December 31, 2024 and 2023, the Company paid $3.2 million and $0.3 million to Schrödinger, respectively, and had a payable balance of $0.3 million to Schrödinger as of December 31, 2024.

Lhotse Collaboration Agreement with Schrödinger LLC

In October 2020, Lhotse Bio, Inc. (“Lhotse”), the Company’s wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC, one of the Company’s shareholders, to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger LLC was obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse was obligated to provide day-to-day chemistry and biology support. Pursuant to the Lhotse-Schrödinger Agreement, a joint steering committee comprised of representatives from both parties to oversee the research performed under the agreement. During the term of the Lhotse-Schrödinger Agreement and for a specified period thereafter while Lhotse was engaged in active development of any compound having activity against LPA1R that was discovered or developed under the Lhotse-Schrödinger Agreement, Schrödinger LLC was obligated to work exclusively with Lhotse on the design, research, development and commercialization of compounds that inhibit LPA1R. Lhotse solely owned the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that were directed to LPA1R.

Under the Lhotse-Schrödinger Agreement, Lhotse was obligated to pay Schrödinger LLC a quarterly active program payment in the low six digits for each successive three-month period during which Schrödinger LLC continued to perform research work as agreed by the parties, and as of December 31, 2024, the Company has paid to Schrödinger LLC an aggregate of $0.8 million. If Lhotse developed and commercialized a product containing a compound (a “Lhotse Collaboration Compound”), that was discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse Collaboration Product”), Lhotse was obligated to pay Schrödinger LLC development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger LLC tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low single digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger LLC was to expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

STRUCTURE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unless terminated earlier, the Lhotse-Schrödinger Agreement continued for three years, subject to extension by mutual written agreement of the parties. Either party may have terminated the Lhotse-Schrödinger Agreement for the other party’s uncured material breach, subject to certain notice and cure periods, or for the other party’s bankruptcy or insolvency. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration or termination of the Lhotse-Schrödinger Agreement. As of December 31, 2025 and 2024, no milestone or royalty payments have been paid or accrued.

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

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of December 31, 2024, no milestone or royalty payments had been paid or accrued under this agreement. As of December 31, 2025, two milestones of $9.0 million were achieved and $3.0 million was paid under this agreement. The remaining $6.0 million was paid in January 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, which is the end of the period covered by this Annual Report on Form 10-K. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Structure Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Structure Therapeutics Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Structure Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

We will file a definitive Proxy Statement for our 2026 Annual General Meeting of shareholders (the “Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2025. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

The remaining information required by this item will be set forth in the Proxy Statement in the section headed “Election of Directors,” “Executive Officers,” “Certain Relationships and Related Person Transactions,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board—Audit Committee” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in the Proxy Statement in the section headed “Certain Relationships and Related Person Transactions,” and “Information Regarding the Board of Directors and Corporate Governance,” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt Evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

4.4	Description of Securities.	10-K	001-41608	4.5	March 30, 2023

4.5	Form of Pre-Funded Warrant	8-K	001-41608	4.1	December 10, 2025

10.1+	Form of Indemnification Agreement between the registrant and each of its executive officers and directors.	S-1	333-269200	10.1	January 12, 2023

10.2+	ShouTi Inc. 2019 Equity Incentive Plan, as amended (including Forms of Option Grant Notice, Option Agreement and Notice of Exercise thereunder).	S-1	333-269200	10.2	January 12, 2023

10.3+	Structure Therapeutics Inc. 2023 Equity Incentive Plan.	10-K	001-41608	10.3	March 30, 2023

10.4+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (US) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.4	January 12, 2023

10.5+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (Non-Employee Director) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.5	January 12, 2023

10.6+	Form of Share Option Grant Notice, Share Option Agreement and Notice of Exercise (PRC) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.6	January 12, 2023

10.7+	Form of Restricted Share Unit Award Grant Notice and Award Agreement (US) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.7	January 12, 2023

10.8+	Form of Restricted Share Unit Award Grant Notice and Award Agreement (PRC) under the Structure Therapeutics Inc. 2023 Equity Incentive Plan.	S-1	333-269200	10.8	January 12, 2023

10.9+	Structure Therapeutics Inc. 2023 Employee Share Purchase Plan.	10-K	001-41608	10.9	March 30, 2023

10.10+	Executive Employment Agreement, by and between the registrant and Raymond Stevens, dated May 16, 2019.	S-1	333-269200	10.10	January 12, 2023

10.11+	Executive Employment Agreement by and between the registrant and Jun Yoon, dated May 1, 2019.	S-1	333-269200	10.11	January 12, 2023

10.12+	Amendment to the Executive Employment Agreement by and between the registrant and Jun Yoon.	S-1	333-269200	10.12	January 12, 2023

10.13+	Offer Letter, by and between the registrant and Blai Coll, dated September 12, 2024.	10-Q	001-41608	10.2	November 13, 2024

10.14+	Offer Letter, by and between the registrant and Ashley Hall, dated September 7, 2024.	10-Q	001-41608	10.3	November 13, 2024

10.15+	Employment Contract, by and between Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated November 1, 2022.	S-1	333-269200	10.16	January 12, 2023

10.16+	Supplemental Agreement, by and among Shanghai Basecamp Biotechnology Co., Ltd., Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated October 31, 2022.	S-1	333-269200	10.17	January 12, 2023

10.17+	Amended Non-Employee Director Compensation Policy.					X

10.18*	Collaboration Agreement, by and between Lhotse Bio, Inc. and Schrödinger, LLC, dated October 9, 2020.	S-1	333-269200	10.24	January 12, 2023

10.19	Share Purchase Agreement, dated as of September 29, 2023, by and among the registrant and the purchasers named therein.	10-Q	001-41608	10.4	November 17, 2023

10.20*	Collaboration Agreement, dated November 7, 2023, by and between Schrödinger, Inc. and Aconcagua Bio, Inc. Schrödinger, Inc. and Aconcagua Bio, Inc.	8-K	001-41608	10.1	November 14, 2023

10.21+*	Executive Employment Agreement, by and between the registrant and Xichen Lin, dated July 22, 2025.	10-Q	001-41608	10.1	November 6, 2025

10.22+	Severance and Change in Control Plan, as amended.					X

10.23*	License Agreement, dated December 30, 2025, by and between Gasherbrum Bio, Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd.					X

19.1	Amended Insider Trading Policy.	10-K	001-41608	19.1	February 27, 2025

21.1	Subsidiaries of the registrant.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Powers of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Incentive Compensation Recoupment Policy.	10-K	001-41608	19.1	March 8, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
+	Indicates management contract or compensatory plan
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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 26, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Raymond Stevens, Ph.D.	Chief Executive Officer and Director	February 26, 2026
Raymond Stevens, Ph.D.	(Principal Executive Officer)

/s/ Jun Yoon	Chief Financial Officer and Director	February 26, 2026
Jun Yoon	(Principal Financial and Accounting Officer)

/s/ Daniel Welch	Chairman	February 26, 2026
Daniel Welch

/s/ Eric Dobmeier	Director	February 26, 2026
Eric Dobmeier

/s/ Ted W. Love, M.D.	Director	February 26, 2026
Ted W. Love, M.D.

/s/ Angus Russell	Director	February 26, 2026
Angus Russell

/s/ Sharon Tetlow	Director	February 26, 2026
Sharon Tetlow

/s/ Joanne Waldstreicher, M.D.	Director	February 26, 2026
Joanne Waldstreicher, M.D.