Form 10-Q
period 2026-03-31
Structure Therapeutics Inc.
filed 2026-05-07
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of April 30, 2026, was 213,223,549, of which 208,149,459 ordinary shares were held in the form of ADSs.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have four product candidates in early clinical development — aleniglipron, ACCG-2671, LTSE-2578 and ACCG-3535. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our planned clinical studies could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical studies or submitted a New Drug Application (“NDA”), and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, LTSE-2578, ACCG-3535 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical studies. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (together with its affiliates, “Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our American Depositary Shares (“ADSs”).
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$316,168	$799,623
Short-term investments	1,142,336	646,574
Other receivable	—	100,000
Prepaid expenses and other current assets	32,094	24,106
Total current assets	1,490,598	1,570,303
Property and equipment, net	6,365	6,653
Operating right-of-use assets	5,606	6,245
Other non-current assets	5,555	717
Total assets	$1,508,124	$1,583,918
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,822	$13,864
Accrued expenses and other current liabilities	46,553	46,543
Operating lease liabilities, current portion	2,609	2,878
Total current liabilities	56,984	63,285
Operating lease liabilities, net of current portion	3,183	3,609
Other non-current liabilities	863	647
Total liabilities	61,030	67,541
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of March 31, 2026 and December 31, 2025	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of March 31, 2026 and December 31, 2025; 213,208 and 212,513 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	1,995,536	1,985,602
Accumulated other comprehensive (loss) income	(2,195)	1,054
Accumulated deficit	(546,268)	(470,300)
Total shareholders’ equity	1,447,094	1,516,377
Total liabilities and shareholders’ equity	$1,508,124	$1,583,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Operating expenses:
Research and development	$66,507	42,867
General and administrative	22,872	13,444
Total operating expenses	89,379	56,311
Loss from operations	(89,379)	(56,311)
Interest and other income, net	13,601	9,576
Loss before provision for income taxes	(75,778)	(46,735)
Provision for income taxes	190	98
Net loss attributable to ordinary shareholders	$(75,968)	$(46,833)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.35)	$(0.27)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	217,326	172,051
Other comprehensive loss:
Unrealized loss on investments, net	(3,249)	(99)
Total other comprehensive loss	(3,249)	(99)
Comprehensive loss	$(79,217)	$(46,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2025	212,513	$21	$1,985,602	$1,054	$(470,300)	$1,516,377
Issuance of ordinary shares upon exercise of vested share options	231	—	869	—	—	869
Issuance of ordinary shares upon vesting of restricted share units	586	—	—	—	—	—
Shares withheld for taxes	(122)	—	(2,574)	—	—	(2,574)
Share-based compensation expense	—	—	11,639	—	—	11,639
Unrealized loss on investments, net	—	—	—	(3,249)	—	(3,249)
Net loss	—	—	—	—	(75,968)	(75,968)
Balance at March 31, 2026	213,208	$21	$1,995,536	$(2,195)	$(546,268)	$1,447,094

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	171,860	$17	$1,193,010	$914	$(329,098)	$864,843
Issuance of ordinary shares upon exercise of vested share options	644	—	965	—	—	965
Issuance of ordinary shares upon vesting of restricted share units	134	—	—	—	—	—
Shares withheld for taxes	(28)	—	(156)	—	—	(156)
Share-based compensation expense	—	—	5,918	—	—	5,918
Unrealized loss on investments, net	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(46,833)	(46,833)
Balance at March 31, 2025	172,610	$17	$1,199,737	$815	$(375,931)	$824,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Cash flows from operating activities
Net loss	$(75,968)	$(46,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	11,639	5,918
Depreciation expense	576	274
Accretion of asset retirement obligation	10	—
Non-cash lease expense	639	412
Accretion of net investment discounts	(3,246)	(5,197)
Changes in operating assets and liabilities:
Other receivable	100,000	—
Prepaid expenses and other current assets	(7,988)	(5,047)
Other non-current assets	(4,838)	(990)
Accounts payable	(4,967)	686
Accrued expenses and other current liabilities	(134)	(993)
Operating lease liabilities	(695)	(459)
Other non-current liabilities	206	—
Net cash provided by (used in) operating activities	15,234	(52,229)
Cash flows from investing activities
Purchases of short-term investments	(647,468)	(116,106)
Proceeds from maturities of short-term investments	151,703	150,453
Purchases of property and equipment	(1,182)	(314)
Net cash (used in) provided by investing activities	(496,947)	34,033
Cash flows from financing activities
Payments of offering costs	(37)	—
Proceeds from exercise of share options	869	965
Payment of taxes on restricted share units withheld for taxes	(2,574)	(156)
Net cash (used in) provided by financing activities	(1,742)	809
Net change in cash and cash equivalents	(483,455)	(17,387)
Cash and cash equivalents
Beginning of the period	799,623	169,510
End of the period	$316,168	$152,123
Supplemental disclosures of noncash investing and financing activities
Offering costs included in accounts payable and accrued expenses and other current liabilities	$405	$100
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$—	$4,190

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

At-the-Market Offering

In August 2025, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which the Company may, from time to time, offer and sell ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market offering,” up to an aggregate offering price of $250.0 million. In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds to the Company after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses, were approximately $55.8 million. As of March 31, 2026, approximately $191.5 million remained available for sale under the ATM Sales Agreement. The shares sold in September 2025 were sold pursuant to the Company’s automatic shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on August 6, 2025 (the “Shelf Registration Statement”). In May 2026, the Company amended and restated the ATM Sales Agreement (the “Amended and Restated Sales Agreement”) to remove the aggregate offering amount of ADSs the Company may offer and sell thereunder (the “ATM Shares”). In connection with the Amended and Restated Sales Agreement, in May 2026, the Company filed a prospectus supplement (the “Prospectus Supplement”) to the prospectus filed on August 6, 2025 (the “Prospectus”) with the SEC as part of the Shelf Registration Statement. The Company filed the Prospectus Supplement to increase the ATM Shares available to be sold pursuant to the terms of the Amended and Restated Sales Agreement by an additional $150.0 million, for an aggregate offering price of up to $400.0 million. As of the date of this Quarterly Report, approximately $341.5 million remained available for sale. Future shares may be sold pursuant to the Shelf Registration Statement or a subsequent registration statement.

2025 Follow-On Offering

In December 2025, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the underwriters named therein (collectively, the “2025 Underwriters”), pursuant to which the Company agreed to issue and sell to the 2025 Underwriters an aggregate of 8,461,538 ADSs, and, in lieu of ADSs to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase ordinary shares represented by

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1,538,462 ADSs. In addition, the Company granted the 2025 Underwriters an option (the “2025 Underwriters’ Option”) to purchase up to an aggregate of 1,500,000 additional ADSs at the public offering price, less the underwriting discounts and commissions (the “2025 Follow-On Offering”). The 2025 Follow-On Offering closed on December 11, 2025, at which time the Company issued 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the 2025 Underwriters’ Option, at a price of $65.00 per ADS, and, in lieu of ADSs to certain investors, Pre-Funded Warrants to purchase ordinary shares represented by 1,538,462 ADSs, at a price to the public of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The net proceeds from the 2025 Follow-On Offering were approximately $701.5 million after deducting underwriting discounts and commissions and estimated offering costs.

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $546.3 million as of March 31, 2026. Prior to completion of its initial public offering (“IPO”), the Company has financed its operations primarily through the private placement of equity securities. In February 2023, the Company completed its IPO for net proceeds of approximately $166.7 million. In October 2023, the Company closed its private placement for net proceeds of approximately $281.5 million. In June 2024, the Company closed its 2024 Follow-On Offering, for net proceeds of approximately $512.7 million. In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement for net proceeds of approximately $55.8 million. In December 2025, the Company closed its 2025 Follow-On Offering, for net proceeds of approximately $701.5 million.

As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of $1,458.5 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. In the opinion of management, all adjustments, consisting only of normal recurring

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2026 and condensed consolidated results of operations and condensed consolidated cash flows for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Operating expenses:
Discovery research and development	$18,517	$21,787
Manufacturing	4,270	—
Clinical research and development	35,196	17,157
Other research and development expenses	8,524	3,923
General and administrative	22,872	13,444
Total operating expenses	89,379	56,311
Loss from operations	(89,379)	(56,311)
Interest and other income, net	13,601	9,576
Loss before provision for income taxes	(75,778)	(46,735)
Provision for income taxes	190	98
Segment net loss and net loss attributable to ordinary shareholders	$(75,968)	$(46,833)

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

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period, including the Pre-Funded Warrants, without consideration of potentially dilutive securities. Ordinary shares into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date (see Note 6). Diluted net loss per ordinary share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including the Pre-Funded Warrants, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the unvested restricted share units, ordinary shares committed under the employee share purchase plan and share options are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per ordinary share is the same as basic net loss per ordinary share for those periods.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional information about a reporting entity’s certain expense categories in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

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

3. Composition of Certain Consolidated Financial Statement Line Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2026	2025
Accrued compensation	$6,368	$12,434
Accrued research and development expenses	8,349	12,404
Accrued clinical expenses	23,067	15,791
Accrued professional services	7,192	4,470
Accrued other liabilities	1,577	1,444
Total accrued expenses and other current liabilities	$46,553	$46,543

4. Fair Value Measurements

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	MARCH 31,				DECEMBER 31,
	2026				2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$310,558	$—	$—	$310,558	$795,089	$—	$—	$795,089
U.S. government bonds	675,123	—	—	675,123	385,392	—	—	385,392
U.S. government agency bonds	—	34,599	—	34,599	—	24,941	—	24,941
Corporate debt securities	—	432,614	—	432,614	—	236,241	—	236,241
Total fair value of financial assets	$985,681	$467,213	$—	$1,452,894	$1,180,481	$261,182	$—	$1,441,663

	MARCH 31,				DECEMBER 31,
	2026				2025
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$310,558	$—	$—	$310,558	$795,089	$—	$—	$795,089
U.S. government bonds	676,315	(1,410)	218	675,123	384,571	(1)	822	385,392
U.S. government agency bonds	34,701	(102)	—	34,599	24,922	—	19	24,941
Corporate debt securities	433,515	(946)	45	432,614	236,027	(16)	230	236,241
Total fair value of financial assets	$1,455,089	$(2,458)	$263	$1,452,894	$1,440,609	$(17)	$1,071	$1,441,663

As of March 31, 2026 and December 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three months ended March 31, 2026 and 2025. The Company classifies its short-term investments as available-for-sale and records them at fair value based upon market prices at period end. Contractual maturities of short-term investments are generally not more than one year. As of March 31, 2026, the remaining contractual maturities

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of $797.3 million of investments were within one year and $345.0 million of investments were after one year through two years. The Company has classified these securities as short-term investments on its condensed consolidated balance sheets as they are available for use in the current operations.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either March 31, 2026 or December 31, 2025, and no impairment losses were recognized for the three months ended March 31, 2026 and 2025.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The maturities of operating lease liabilities were as follows (in thousands):

MARCH 31,
2026
2026 (remaining nine months)	$2,440
2027	1,730
2028	1,281
2029	938
Total undiscounted lease payments	6,389
Less: imputed interest	(597)
Total operating lease liability	5,792
Less: current portion	(2,609)
Operating lease liability, net of current portion	$3,183

Operating lease cost was $1.2 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, including $0.4 million and $0.3 million short-term lease costs for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the three months ended March 31, 2026 and 2025, cash paid for amounts included in operating lease liabilities of $0.8 million and $0.6 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of March 31, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Shareholders’ Equity

As of March 31, 2026, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, no dividends on ordinary shares had been declared by the board of directors.

Performance Share Units

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche was contingent on the occurrence of certain milestone events and fulfilment of service condition. As of December 31, 2024, the Company concluded that the two milestones were probable of achievement and therefore recognized compensation expense of $1.7 million during the year ended December 31, 2024. In June 2025, the Company’s compensation committee certified the achievement of two of the three milestones, effective July 1, 2025. Because the third milestone was not achieved, the third tranche of performance share units was forfeited, effective July 1, 2025. As such, no share-based compensation expense has been or will be recognized for this third tranche of performance share units. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense of $0.1 million and $0.3 million, respectively.

In March 2026, the Company granted 758,418 restricted share units with service and performance conditions (the “2026 PSUs”) to certain employees. The 2026 PSUs vest in three tranches representing 25%, 25% and 50% of the target number of units, with each tranche vesting upon the achievement of a specified performance milestone and the satisfaction of a continuous service condition. The number of units that ultimately vest will depend on the timing of milestone achievement and may range from 75% to 125% of the target number of units granted. Compensation cost is recognized for each tranche when achievement of the applicable performance milestone is considered probable and is measured based on the grant-date fair value of the Company’s ordinary shares multiplied by the number of units expected to vest, resulting in an aggregate grant-date fair value of approximately $12.8 million. As achievement of the performance milestones was not considered probable as of March 31, 2026, no share-based compensation expense was recognized for the 2026 PSUs during the three months ended March 31, 2026.

Share-Based Compensation

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Research and development	$5,101	$2,699
General and administrative	6,538	3,219
Total share-based compensation	$11,639	$5,918

Pre-Funded Warrants

On December 11, 2025, in connection with the 2025 Follow-On Offering the Company issued 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the 2025 Underwriters’ Option, and, in lieu of ADSs to certain investors, 1,538,462 Pre-Funded Warrants to purchase 4,615,386 ordinary shares. The Pre-Funded Warrants were sold at a public offering price of $64.9999 per Pre-Funded

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants do not have an expiration date and are exercisable at any time. The Pre-Funded Warrants are classified as a component of permanent equity within the Company's condensed consolidated balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of ordinary shares upon exercise. Upon issuance, the Company recorded the Pre-Funded Warrants at the net proceeds, after deducting $6.2 million of underwriting discount and commissions and other offering expenses, of approximately $93.8 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. As of March 31, 2026, none of the Pre-Funded Warrants have been exercised.

7. License Agreement

In December 2025, the Company entered into a non-exclusive license agreement (the “GNE Agreement”) with Genentech, Inc. (“Genentech”) and F. Hoffmann-La Roche Ltd (“Roche”, and together with Genentech, “GNE”) under which the Company granted to GNE a non-exclusive, sublicensable, royalty-bearing license, under the Company’s licensed patents, to make, use, sell, offer for sale, and import licensed products (the “License”). The Company concluded that this type of transaction did not meet the definition of “ordinary activities” of the Company and GNE is not considered a “customer” in this transaction. In the absence of a specific guidance, the Company applied ASC 606, Revenue from Contracts with Customers, by analogy to account for the GNE Agreement.

Under the terms of the GNE Agreement, the Company received an upfront payment of $100.0 million from Genentech in January 2026. In addition, the Company is eligible to receive low single digit royalties on annual worldwide net sales of licensed products.

Unless terminated earlier, the GNE Agreement shall continue in full force and effect, on a country-by-country and licensed product-by-licensed product basis, until the expiration of the last to expire valid claim of a licensed patent. GNE may, in its sole discretion, terminate the GNE Agreement in its entirety at any time and without cause upon 60 days’ prior written notice to the Company. Each party may terminate the GNE Agreement in its entirety if the other party materially breaches the GNE Agreement and fails to cure within a specified period. In addition, the Company may terminate the GNE Agreement in its entirety if GNE commences a legal, administrative or other action challenging the validity, enforceability, patentability or scope of any licensed patent.

The Company determined that the License is the only promise and performance obligation in the GNE Agreement.

To determine the consideration amount to recognize under the GNE Agreement, the Company evaluated all payments to be received during the contract. The Company determined that at inception the transaction price was $100.0 million which consisted of fixed consideration of $100.0 million represented by the upfront payment. The transaction price was recognized as other license income at the point in time when the License was delivered to GNE in December 2025. The royalties will be recognized if and when the underlying sales occur.

8. Asset Purchase Agreement

In August 2025, the Company’s wholly-owned subsidiary, Basecamp Bio Inc., entered into an asset purchase agreement (the “Exelixis Agreement”) with Exelixis, Inc. related to the sale of certain early-stage non-metabolic and non-obesity assets. The Company concluded that the sale of such assets should be accounted

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for under the guidance at ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, as this type of transaction did not meet the definition of “ordinary activities” of the Company and Exelixis is not considered a “customer” in this transaction.

Under the Exelixis Agreement, the Company is eligible for initial payments totaling $10.0 million and patent cost reimbursements, and contingent milestone payments of up to $90.0 million in the aggregate. In addition, the Company is eligible to receive tiered, low single digit royalties on the net sales of approved products. As of December 31, 2025, initial payments and patent cost reimbursements of $10.2 million has been received and were included in gains on sale of non-financial asset on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. At the inception of the Exelixis Agreement and as of March 31, 2026, it was determined that it was not more likely than not that the variable consideration related to the contingent milestone payments and royalties will be received and, therefore, such variable consideration was excluded from the total consideration. The contingent milestone payments will be recognized if and when it becomes more likely than not that the underlying milestones will be achieved and royalties will be recognized if and when the related sales occur.

9. Collaboration Agreements

Lhotse Collaboration Agreement with Schrödinger LLC

In October 2020, Lhotse Bio, Inc. (“Lhotse”), the Company’s wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC to discover and develop novel, orally bioavailable, small molecule inhibitors of lysophosphatidic acid 1 receptor (“LPA1R”). Under the Lhotse-Schrödinger Agreement, Schrödinger LLC was obligated to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse was obligated to provide day-to-day chemistry and biology support. Lhotse solely owned the research results, work product, inventions and other intellectual property generated under the Lhotse-Schrödinger Agreement that were directed to LPA1R.

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

The Lhotse-Schrödinger Agreement expired after three years. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration of the Lhotse-Schrödinger Agreement. As of March 31, 2026 and December 31, 2025, no milestone or royalty payments have been paid or accrued.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of March 31, 2026, two milestones of $9.0 million were achieved and $9.0 million was paid under this agreement.

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Numerator:
Net loss	$(75,968)	$(46,833)
Denominator:
Weighted-average ordinary shares outstanding	212,711	172,051
Add: weighted average of ordinary shares to be issued upon exercise of Pre-Funded Warrants	4,615	—
Weighted average shares used to compute net loss per share, basic and diluted	217,326	172,051
Net loss per share, basic and diluted	$(0.35)	$(0.27)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	MARCH 31,
	2026	2025
Options to purchase ordinary shares	16,835	15,338
Unvested restricted share units	6,064	2,657
Shares committed under ESPP	344	216
Total	23,243	18,211

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Forward-Looking Statements” and “Risk Factors,” under Part II. Item 1A. and those discussed in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.

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

Aleniglipron (GSBR-1290) – Oral Small Molecule Selective GLP-1R Agonist for Obesity

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

In February 2025, we completed enrollment in the ACCESS and ACCESS II studies, and in December 2025, we reported topline data from the ACCESS clinical program including 36-week topline data from the core Phase 2b ACCESS study, 36-week interim data from the exploratory ACCESS II study, interim data from Phase 2 body composition study and Phase 2b ACCESS open label extension (“OLE”) study. In summary, the Phase 2b ACCESS study demonstrated a placebo-adjusted mean weight loss of 11.3% with 120 mg dose at 36 weeks; the exploratory ACCESS II dose exploration study demonstrated a placebo-adjusted mean weight loss of 15.3% at 240 mg at 36 weeks.

In March 2026, we reported topline data from the aleniglipron clinical program including 44-week topline data from the Phase 2 ACCESS II study and interim data from the ongoing body composition study and the ACCESS OLE study. In summary, the Phase 2 ACCESS II study demonstrated a placebo-adjusted mean weight loss of 16.3% (39 Ibs; p<0.0001) at the 180 mg dose and 16.0% (37 Ibs; p<0.0001) at the 240 mg dose at 44 weeks. In the ACCESS OLE study, aleniglipron achieved continued weight loss from 36 weeks, up to 16.2% (40.5 Ibs) with 120 mg after a median follow-up of 20 weeks after the completion of the 36-week double blind treatment period. The ACCESS OLE study is ongoing to evaluate the tolerability profile of the dosing regimen starting at the 2.5 mg dose for those previously on placebo and to collect up to 72 weeks of data exposure to aleniglipron, including 180 mg dose. We anticipate topline results from the ACCESS OLE study in the third quarter of 2026. In addition, the body composition study is ongoing to assess the effect of aleniglipron on body fat loss over a 44-week evaluation period, which includes a 28-week titration period and a starting dose of 2.5 mg and target dose of 180 mg of aleniglipron. The data will be used to inform the size of a sub study into the Phase 3 program. We anticipate topline results from the body composition study in the fourth quarter of 2026.

We believe that the data from the ACCESS clinical program supports and informs the advancement to Phase 3. The Company received positive end-of-Phase 2 correspondence from the U.S. Food and Drug Administration (the “FDA”) and clear guidance on the Phase 3 program. Accordingly, we are on track to initiate the Phase 3 program in the third quarter of 2026, with a starting titration dose of 2.5 mg with the intent to evaluate multiple doses.

In addition, we are conducting an ongoing 30-week study to evaluate the potential to include patients with type 2 diabetes mellitus (“T2DM”) with obesity/overweight and a starting dose of 2.5 mg and target dose of 180 mg of aleniglipron. We anticipate data from the T2DM study in the fourth quarter of 2026.

We are also conducting an ongoing SWITCH study to assess the transition or switching from an approved injectable GLP-1 receptor agonist to once-daily oral aleniglipron for weight loss maintenance. This study assesses different aleniglipron starting doses and weight loss maintenance over 12 weeks. We anticipate data from the SWITCH study in the fourth quarter of 2026.

ACCG-2671 and ACCG-3535 – Oral Small Molecule Amylin Receptor Agonist for Obesity

We are advancing our amylin oral small molecule program and have initiated a Phase 1 clinical study of our lead candidate, ACCG-2671 in December 2025. We expect to report initial Phase 1 Single Ascending Dose (“SAD”) study results for ACCG-2671 and advancing it into Phase 2 Multiple Ascending Dose (“MAD”) study in the third quarter of 2026.

In November 2025, we selected a second DACRA development candidate, ACCG-3535. ACCG-3535 is a unique chemical structure from ACCG-2671. Preclinical ACCG-3535 data indicated high binding affinity to human amylin and calcitonin receptors and balanced potency in human amylin and calcitonin receptor functional assays. In addition, ACCG-3535 demonstrated robust food intake suppression and significant, dose-dependent body weight reduction as a monotherapy in diet-induced obese rats. Combination therapy with semaglutide (both concurrently and as a subsequent add-on to semaglutide) resulted in superior weight loss compared to semaglutide or ACCG-3535 monotherapy. We expect to initiate a Phase 1 study for ACCG-3535 in the fourth quarter of 2026.

GIP and GCG Receptor Oral Small Molecule Obesity Programs

Beyond our GLP-1R and amylin receptor programs, we are developing next generation oral incretins for potential combination therapy with GLP-1R or amylin candidates. These include small molecule candidates targeting glucose-dependent insulinotropic polypeptide receptor (“GIPR”) and GCG receptor (“GCGR”), each designed with customized properties to achieve additional benefit. We believe GLP/GIPR modulation has the potential to provide a differentiated treatment in obesity. In our GCG program, we have identified multiple GCGR agonist and dual GLP-1R/GCGR agonist hits for small molecule GCGR modulation. GCG is primarily expressed in the liver and therefore GCCR agonists could play an important role in liver-mediated diseases, specifically MASH.

LTSE-2578 – Oral Small Molecule LPA1R Agonist for IPF

We have been developing an antagonist that targets lysophosphatidic acid 1 receptor (“LPA1R”), a GPCR implicated in responses to tissue injury and pro-fibrotic processes, for the treatment of idiopathic pulmonary fibrosis (“IPF”).

We believe LTSE-2578 is a differentiated oral small molecule because it demonstrated potent in vitro and in vivo activity in preclinical IPF models and dose dependent inhibition of histamine release as the pharmacodynamic marker. We have completed IND-enabling studies including 28-day GLP-toxicology studies in dogs and rats. In July 2025, we completed a Phase 1 single and multiple ascending dose clinical study of LTSE-2578, our oral small molecule antagonist that targets the LPA1R for the treatment of IPF. The randomized, double-blind, placebo-controlled first-in-human clinical study investigated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578. In the study, there were no evidence of any dose-dependent LTSE-2578-related adverse events, including clinical, laboratory and electrocardiogram recordings. No serious adverse events were observed. Having completed the Phase 1 study, we are considering strategic alternatives for LTSE-2578 as a Phase 2 ready program in non-metabolic indications.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $76.0 million and $46.8 million in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $546.3 million.

As of March 31, 2026, we have cash, cash equivalents and short-term investments of $1,458.5 million. We received $100.0 million in the first quarter of 2026 consisting of an upfront license fee for certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension study, the supplementary studies, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, and various global conflicts for the three months ended March 31, 2026, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical studies, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical studies, delays in the FDA’s review and approval processes including as a result of recent layoffs, our ability to effectively operate across different geographies in which our offices are located, any increases in interest rates and economic inflation, bank failures, the impact on the global economy due to various global conflicts, higher prices of supplies, tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Operating expenses:
Research and development	$66,507	$42,867
General and administrative	22,872	13,444
Total operating expenses	89,379	56,311
Loss from operations	(89,379)	(56,311)
Interest and other income, net	13,601	9,576
Loss before provision for income taxes	(75,778)	(46,735)
Provision for income taxes	190	98
Net loss	$(75,968)	$(46,833)

Research and Development Expenses

Research and development expenses increased by $23.6 million, or 55%, to $66.5 million during the three months ended March 31, 2026, compared to $42.9 million during the three months ended March 31, 2025. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Product candidate:
Aleniglipron (GSBR‑1290)	$38,186	$24,985
ACCG-2671	7,141	5,610
ACCG-3535	1,815	—
Other	19,365	12,272
Total research and development expenses	$66,507	$42,867

General and Administrative Expenses

General and administrative expenses increased by $9.4 million, or 70%, to $22.9 million during the three months ended March 31, 2026, compared to $13.4 million during the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company, and increases in professional services.

Interest and Other Income, Net

Interest and other income, net, increased by $4.0 million to an income of $13.6 million during the three months ended March 31, 2026, compared to an income of $9.6 million during the three months ended March 31, 2025. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

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

At-the-Market Offering

In August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which we may, from time to time, offer and sell our ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market” offering up to an aggregate offering price of $250.0 million. In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses were approximately $55.8 million. In May 2026, we amended and restated the ATM Sales Agreement (the “Amended and Restated Sales Agreement”) to remove the aggregate offering amount of ADSs we may offer and sell thereunder (the “ATM Shares”). In connection with the Amended and Restated Sales Agreement, in May 2026, we filed a prospectus supplement (the “Prospectus Supplement”) to the prospectus filed on August 6, 2025 (the “Prospectus”) with the SEC as part of the Shelf Registration Statement. We filed the Prospectus Supplement to increase the ATM Shares available to be sold pursuant to the terms of the Amended and Restated Sales Agreement by an additional $150.0 million, for an aggregate offering price of up to $400.0 million. As of the date of this Quarterly Report, approximately $341.5 million remained available for sale.

2025 Follow-On Offering

In December 2025, we issued and sold (i) 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the underwriters’ option, and (ii) in lieu of ADSs to certain investors, pre-funded warrants to purchase ordinary shares represented by 1,538,462 ADSs (the “Pre-Funded Warrants”) at a price of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. We received $701.5 million in net proceeds, after deducting the underwriting discounts and commissions and estimated offering expenses (the “2025 Follow-On Offering”). As of March 31, 2026, we had cash, cash equivalents and short-term investments of $1,458.5 million and an accumulated deficit of $546.3 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $76.0 million and $46.8 million in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $546.3 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $1,458.5 million. We received $100.0 million in the first quarter of 2026 consisting of an upfront license fee for certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$15,234	$(52,229)
Investing activities	(496,947)	34,033
Financing activities	(1,742)	809
Net decrease in cash and cash equivalents	$(483,455)	$(17,387)

Cash Flows Provided by (Used in) Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $15.2 million, consisting of a decrease in net operating assets of $81.6 million and non-cash charges of $9.6 million, partially offset by a net loss of $76.0 million. The decrease in net operating assets was primarily due to a decrease in other receivable, partially offset by an increase in prepaid expenses and other assets and a decrease in accounts payable. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts.

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

Cash Flows (Used in) Provided by Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $496.9 million, consisting primarily of net purchases of short-term investments.

During the three months ended March 31, 2025, net cash provided investing activities was $34.0 million, consisting primarily of net maturities of short-term investments.

Cash Flows (Used in) Provided by Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $1.7 million, consisting primarily of payment of taxes on restricted share units withheld for taxes of $2.6 million, partially offset by proceeds from exercise of share options of $0.9 million.

During the three months ended March 31, 2025, net cash provided by financing activities was $0.8 million, consisting primarily of proceeds from exercise of share options of $1.0 million, partially offset by payment of taxes on restricted share units withheld for taxes of $0.2 million.

Contractual Obligations

As of March 31, 2026, our contractual obligations consist of facilities lease payments totaling $6.4 million, with $2.9 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Our critical accounting policies and estimates are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report. There were no material changes to these accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There were no material changes to these quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and their related notes included in Part I. Item 1 “Financial Statements” of this Quarterly Report and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our ADSs could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical studies, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or, if approved, commercially. Further, aleniglipron, our product candidate for obesity, overweight and related conditions, ACCG-2671 and ACCG-3535, our oral small molecule amylin receptor agonist development candidates for the treatment of obesity, LTSE-2578, our product candidate for IPF, are in early clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $76.0 million and $141.2 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $546.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical studies of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical studies of aleniglipron, ACCG-2671, LTSE-2578, ACCG-3535 and any future product candidates we may develop. Our expenses will increase substantially as product candidates successfully complete clinical and other studies, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other studies in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of March 31, 2026, will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension study, the supplementary studies, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, (i) in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares; (ii) in June 2024, we issued and sold an aggregate of 10,427,017 ADSs; (iii) in August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may offer and sell our ADSs in at-the-market offerings, initially up to an aggregate offering price of $250.0 million, and in September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement (as of March 31, 2026, approximately $191.5 million remained available for sale under the ATM Sales Agreement); and in May 2026, we amended and restated the ATM Sales Agreement (the "Amended and Restated Sales Agreement") to remove the aggregate offering cap and filed a prospectus supplement registering an additional $150.0 million in ADSs available to be sold thereunder, for an aggregate offering price of up to $400.0 million (as of the date of this Quarterly Report, approximately $341.5 million remained available for sale); and (iv) in December 2025, we issued and sold an aggregate of 9,961,538 ADSs and, in lieu of ADSs, pre-funded warrants to purchase ordinary shares represented by 1,538,462 ADSs. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are early in our development efforts and only have four product candidates in early clinical development — aleniglipron, ACCG-2671, LTSE-2578 and ACCG-3535. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have four product candidates, aleniglipron, ACCG-2671, LTSE-2578 and ACCG-3535, in early clinical development.

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

Even if our clinical studies are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical studies that are based on preclinical studies and early clinical studies, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical studies. As we investigate aleniglipron for obesity, overweight and related conditions, ACCG-2671 and ACCG-3535 for obesity and overweight, LTSE-2578, our product candidate for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical studies and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

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

Patient enrollment is a significant factor impacting the duration of our clinical studies, along with treatment duration and completion of required follow-up periods. Clinical studies may be prolonged, or we may not be able to initiate or continue clinical studies for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate as required by the FDA or applicable foreign authorities. For certain of our product candidates, the conditions which we may evaluate include rare diseases with limited patient pools from which to draw. In some cases, patient populations for rare diseases are located at specific academic sites focused on such indications, often with multiple competing clinical studies. Potential patients for any planned clinical studies may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such studies. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical studies and monitoring such patients adequately during and after treatment. As noted above, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical studies. In addition, the process of finding and diagnosing patients may prove costly.

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

Moreover, if any of our product candidates are associated with undesirable side effects in clinical studies or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical studies. In our completed Phase 1 SAD and Phase 1b MAD study of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 2a study of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, headache, vomiting, decreased appetite, dyspepsia, and diarrhea. In our aleniglipron ACCESS II study, the following adverse events occurred and were considered probably or possibly related to the study drug: nausea, vomiting, diarrhea, headache, constipation and abdominal distention. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound.

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

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical studies in order to seek FDA or applicable foreign authority approval to market aleniglipron, ACCG-2671, LTSE-2578, ACCG-3535 and any future product candidates we may develop. Carrying out clinical studies and the submission of NDAs is complicated. We have not conducted any later stage or pivotal clinical studies, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical studies for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we are currently planning for later stage interactions with FDA, and other foreign regulatory agencies; however, we cannot guarantee timely or shift alignment on our clinical trial designs, Phase 3 dose rationale and overall size of the data base needed for any future marketing applications. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We have conducted, or plan to conduct, our initial clinical studies for aleniglipron, ACCG-2671, LTSE-2578, ACCG-3535 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

We have conducted our initial clinical studies for aleniglipron in Australia, and may conduct our Phase 1 studies for other drug candidates in Australia, China or other foreign countries. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or applicable foreign authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical studies are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCP”) regulations; and (iii)

the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any applicable foreign authority will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign authority does not accept such data, it would result in the need for additional studies, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our APIs and drug product for our product candidates are currently provided by a supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (the “NDAA”) was signed into law, which includes the BIOSECURE Act that prohibits the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology company of concern” is defined under the BIOSECURE Act. “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the “1260H List”) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern” based on certain criteria. Such criteria involves an entity that is subject to the administrative governance structure, direction, control, or operates on behalf of a foreign adversary, is involved in the manufacture, distribution, provision, or procurement of a biotechnology equipment or service, and poses a risk to U.S. national security based on engagement with, being supported by, or being affiliated with a foreign adversary’s military, internal security forces, or intelligence agencies and its multiomic data (genomic information) collection and provision practices. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated as a “biotechnology company of concern,” this could potentially cause harm to our business and financial condition. In addition, any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our APIs and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

In October 2020, Lhotse Bio, Inc. (“Lhotse”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC. In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger. Under both agreements, Schrödinger uses its technology platform to perform virtual screens of members of the target class of human integrins, and we and Schrödinger collaborate to facilitate prioritization of targets, perform target validation and analysis, identify leads and perform lead optimization. Schrödinger has granted us an exclusive license to certain intellectual property related to our product candidates discovered under both agreements. See “Collaboration Agreements” in Note 9 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

We are aware of GLP-1R small molecules in development by Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). We have granted Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively “GNE”) a non-exclusive license to and covenant that we will not assert certain of our patents with respect to the exploitation of CT-996, a GLP-1R small molecule being developed by GNE following its acquisition of Carmot Therapeutics. We will not be able to utilize these patent rights to prevent the commercialization of this competitive molecule if it is successfully developed but we will be eligible for royalties on its sale in patented countries. There are currently approved GLP-1R peptides for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca and Sanofi. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, MetaVia Therapeutics, Hanmi Pharmaceuticals, ProGen Co., Pep2Tango, Metsera (acquired by Pfizer in November 2025), QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen, Biomed Industries, Verdiva Bio and Ascletis. Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting amylin has been approved for the treatment of diabetes or obesity. We are aware of amylin small molecules in preclinical development by: Eli Lilly, Eccogene, Nxera, Iktos/Cube Biotech strategic collaboration, Alveus Therapeutics, Asceltis, Laekna and Ambrosia Biosciences. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID 19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; obesity by Laekna, Prospect Therapeutics, BioAge Labs; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

As of March 31, 2026, we had 233 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, we may be subject to health information privacy and security laws by the federal government, the states and other jurisdictions in which we may conduct our business. The laws that may affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws, such as the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, and state laws and regulations that require drug manufacturers to file reports relating to drug pricing and marketing information; and
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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Furthermore, on February 17, 2023, the CSRC promulgated a new set of regulations that consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines which came into effect on March 31, 2023 to regulate overseas securities offering and listing activities by domestic companies either in direct or indirect form. According to the Trial Measures, we may be required to submit filings to the CSRC in connection with future issuances of our equity securities to foreign investors. For more details, see Part I. Item 1. “Business—Regulation—Other Significant Chinese Regulation Affecting Our Business Activities in China” of our Annual Report for the year ended December 31, 2025.

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

Given the amount of time required for the development, testing and regulatory review of our new product candidates such as aleniglipron, ACCG-2671, LTSE-2578, ACCG-3535 and any of our future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension) as compensation for effective patent term lost during product development and FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product candidates earlier than might otherwise be the case.

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

As of March 31, 2026, our executive officers, directors, large shareholders and their affiliates beneficially owned approximately 47% of the voting power of our outstanding share capital (excluding the 25,781,910 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon (i) the exercise or vesting of awards granted under our equity incentive plans, and upon (ii) the sale of ADSs pursuant to the Amended and Restated ATM Sales Agreement). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to exert significant control over all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to exert significant control over elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In addition, on August 6, 2025, we entered into the ATM Sales Agreement with the ATM Sales Agents, pursuant to which we may, from time to time, offer and sell our ADSs in at-the-market offerings, initially up to an aggregate offering price of $250.0 million. In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. As of March 31, 2026, approximately $191.5 million remained available for sale under the ATM Sales Agreement. In May 2026, we entered into the Amended and Restated Sales Agreement to remove the aggregate offering limit and filed a prospectus supplement registering an additional $150.0 million in ADSs available to be sold thereunder, for an aggregate offering price of up to $400.0 million. For additional information, see the section titled “Risk Factors — Risks

Related to Our Limited Operating History, Financial Position and Capital Requirements — Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or modified a “Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K).

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total ADSs to be sold(3)	Expiration Date
Ashley Hall, J.D. Chief Development Officer	Adoption	March 29, 2026	X		Up to 60,432	September 30, 2027
Blai Coll, M.D., Ph.D. Chief Medical Officer	Adoption	March 30, 2026	X		Up to 36,667	September 30, 2027
Xichen Lin, Ph.D. Chief Scientific Officer	Adoption	March 26, 2026	X		Up to 85,144	March 31, 2027

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	The plan provides for the sale of an aggregate of up to approximately the number of ADSs that have vested or may vest for each officer during the plan period, net of any ADSs the Company withholds to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

10.1+	Employment Contract, by and between Shanghai ShouTi Biotechnology Co., Ltd. and Yingli Ma, dated May 11, 2024.					X

10.2+	Amended & Restated Participation Agreement under the Structure Therapeutics Inc. Severance and Change in Control Plan, by and between the registrant and Raymond Stevens dated April 17, 2026.					X

10.3+	Amended & Restated Participation Agreement under the Structure Therapeutics Inc. Severance and Change in Control Plan, by and between the registrant and Jun Yoon dated April 17, 2026.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: May 7, 2026

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)