Form 10-Q
period 2026-06-30
Structure Therapeutics Inc.
filed 2026-08-06
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-41608

Structure Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1480821
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
601 Gateway Blvd., Suite 900 South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 457-1978

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
American Depositary Shares (ADSs), each representing three ordinary shares, par value $0.0001 per ordinary share Ordinary shares, par value $0.0001 per share*	GPCR	Nasdaq Global Market Nasdaq Global Market*

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of July 31, 2026, was 213,929,572, of which 208,862,772 ordinary shares were held in the form of ADSs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report are forward looking, including without limitation statements regarding:

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have four product candidates in early clinical development — aleniglipron, ACCG-2671, ACCG-3535 and LTSE-2578. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical trials and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never conducted later-stage clinical trials or submitted a New Drug Application (“NDA”) and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, our initial clinical trials for aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to continue to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
◾	Our existing discovery collaborations with Schrödinger, LLC (together with its affiliates, “Schrödinger”) are important to our business. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.
◾	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
◾	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.
◾	Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, results of operations and the market price of our American Depositary Shares (“ADSs”).
◾	If we are unable to obtain and maintain sufficient intellectual property protection for our platform technologies and product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
◾	We may rely on one or more in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, and if disputes arise with one or more licensors, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technologies covered by these license agreements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$272,638	$799,623
Short-term investments	1,070,020	646,574
Other receivable	—	100,000
Prepaid expenses and other current assets	29,370	24,106
Total current assets	1,372,028	1,570,303
Property and equipment, net	6,332	6,653
Operating right-of-use assets	6,060	6,245
Other non-current assets	40,995	717
Total assets	$1,425,415	$1,583,918
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,131	$13,864
Accrued expenses and other current liabilities	52,387	46,543
Operating lease liabilities, current portion	2,595	2,878
Total current liabilities	66,113	63,285
Operating lease liabilities, net of current portion	3,633	3,609
Other non-current liabilities	1,265	647
Total liabilities	71,011	67,541
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of June 30, 2026 and December 31, 2025	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of June 30, 2026 and December 31, 2025; 213,655 and 212,513 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	2,010,255	1,985,602
Accumulated other comprehensive (loss) income	(3,445)	1,054
Accumulated deficit	(652,427)	(470,300)
Total shareholders’ equity	1,354,404	1,516,377
Total liabilities and shareholders’ equity	$1,425,415	$1,583,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$100,057	$54,710	$166,564	97,577
General and administrative	18,573	15,741	41,445	29,185
Total operating expenses	118,630	70,451	208,009	126,762
Loss from operations	(118,630)	(70,451)	(208,009)	(126,762)
Interest and other income, net	12,705	8,929	26,306	18,505
Loss before provision for income taxes	(105,925)	(61,522)	(181,703)	(108,257)
Provision for income taxes	234	139	424	237
Net loss attributable to ordinary shareholders	$(106,159)	$(61,661)	$(182,127)	$(108,494)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.49)	$(0.36)	$(0.84)	$(0.63)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	217,957	172,647	217,643	172,351
Other comprehensive loss:
Unrealized loss on investments, net	(1,250)	(453)	(4,499)	(552)
Total other comprehensive loss	(1,250)	(453)	(4,499)	(552)
Comprehensive loss	$(107,409)	$(62,114)	$(186,626)	$(109,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2025	212,513	$21	$1,985,602	$1,054	$(470,300)	$1,516,377
Issuance of ordinary shares upon exercise of vested share options	231	—	869	—	—	869
Issuance of ordinary shares upon vesting of restricted share units	586	—	—	—	—	—
Shares withheld for taxes	(122)	—	(2,574)	—	—	(2,574)
Share-based compensation expense	—	—	11,639	—	—	11,639
Unrealized loss on investments, net	—	—	—	(3,249)	—	(3,249)
Net loss	—	—	—	—	(75,968)	(75,968)
Balance at March 31, 2026	213,208	21	1,995,536	(2,195)	(546,268)	1,447,094
Issuance of ordinary shares upon exercise of vested share options	280	—	1,213	—	—	1,213
Issuance of ordinary shares pursuant to employee share purchase plan	114	—	872	—	—	872
Issuance of ordinary shares upon vesting of restricted share units	53	—	—	—	—	—
Share-based compensation expense	—	—	12,634	—	—	12,634
Unrealized loss on investments, net	—	—	—	(1,250)	—	(1,250)
Net loss	—	—	—	—	(106,159)	(106,159)
Balance at June 30, 2026	213,655	$21	$2,010,255	$(3,445)	$(652,427)	$1,354,404

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	171,860	$17	$1,193,010	$914	$(329,098)	$864,843
Issuance of ordinary shares upon exercise of vested share options	644	—	965	—	—	965
Issuance of ordinary shares upon vesting of restricted share units	134	—	—	—	—	—
Shares withheld for taxes	(28)	—	(156)	—	—	(156)
Share-based compensation expense	—	—	5,918	—	—	5,918
Unrealized loss on investments, net	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(46,833)	(46,833)
Balance at March 31, 2025	172,610	17	1,199,737	815	(375,931)	824,638
Issuance of ordinary shares upon exercise of vested share options	22	—	43	—	—	43
Issuance of ordinary shares pursuant to employee share purchase plan	68	—	474	—	—	474
Depository issuance cost offset	—	—	1,531	—	—	1,531
Share-based compensation expense	—	—	7,509	—	—	7,509
Unrealized loss on investments, net	—	—	—	(453)	—	(453)
Net loss	—	—	—	—	(61,661)	(61,661)
Balance at June 30, 2025	172,700	$17	$1,209,294	$362	$(437,592)	$772,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
Cash flows from operating activities
Net loss	$(182,127)	$(108,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	24,273	13,427
Depreciation expense	1,127	565
Accretion of asset retirement obligation	29	—
Non-cash lease expense	1,384	972
Accretion of net investment discounts	(6,638)	(9,537)
Changes in operating assets and liabilities:
Other receivable	100,000	—
Prepaid expenses and other current assets	(5,264)	(5,109)
Other non-current assets	(40,278)	(1,096)
Accounts payable	(1,658)	966
Accrued expenses and other current liabilities	5,379	2,611
Operating lease liabilities	(1,458)	(1,092)
Other non-current liabilities	350	—
Net cash used in operating activities	(104,881)	(106,787)
Cash flows from investing activities
Purchases of short-term investments	(692,101)	(204,932)
Proceeds from maturities of short-term investments	270,794	288,453
Purchases of property and equipment	(1,140)	(546)
Net cash (used in) provided by investing activities	(422,447)	82,975
Cash flows from financing activities
Payments of offering costs	(37)	—
Proceeds from issuance of ordinary shares under employee share purchase plan	872	474
Proceeds from exercise of share options	2,082	1,008
Payment of taxes on restricted share units withheld for taxes	(2,574)	(156)
Net cash provided by financing activities	343	1,326
Net change in cash and cash equivalents	(526,985)	(22,486)
Cash and cash equivalents
Beginning of the period	799,623	169,510
End of the period	$272,638	$147,024
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$321	$—
Offering costs included in accounts payable and accrued expenses and other current liabilities	$405	$—
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$1,199	$4,921
Recognition of asset retirement obligation	$239	$—

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $652.4 million as of June 30, 2026.

As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of $1,342.7 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026 and condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 and condensed consolidated cash flows for the six months ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
Operating expenses:
Discovery research and development	$23,079	$26,244	$41,596	$48,031
Manufacturing	15,278	133	19,548	133
Clinical research and development	49,859	23,016	85,055	40,173
Other research and development expenses	11,841	5,317	20,365	9,240
General and administrative	18,573	15,741	41,445	29,185
Total operating expenses	118,630	70,451	208,009	126,762
Loss from operations	(118,630)	(70,451)	(208,009)	(126,762)
Interest and other income, net	12,705	8,929	26,306	18,505
Loss before provision for income taxes	(105,925)	(61,522)	(181,703)	(108,257)
Provision for income taxes	234	139	424	237
Segment net loss and net loss attributable to ordinary shareholders	$(106,159)	$(61,661)	$(182,127)	$(108,494)

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

Net Loss Per Share Attributable to Ordinary Shareholders

Basic net loss per ordinary share is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period, including the Pre-Funded Warrants, without consideration of potentially dilutive securities. Ordinary shares into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date (see Note 6). Diluted net loss per ordinary share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares, including the Pre-Funded Warrants, and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the unvested restricted share units, ordinary shares committed under the employee share purchase plan and share options are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per ordinary share is the same as basic net loss per ordinary share for those periods.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional information about a reporting entity’s certain expense categories in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3. Composition of Certain Consolidated Financial Statement Line Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2026	2025
Accrued compensation	$8,013	$12,434
Accrued research and development expenses	17,348	12,404
Accrued clinical expenses	22,015	15,791
Accrued professional services	3,138	4,470
Accrued other liabilities	1,873	1,444
Total accrued expenses and other current liabilities	$52,387	$46,543

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	JUNE 30,				DECEMBER 31,
	2026				2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$267,032	$—	$—	$267,032	$795,089	$—	$—	$795,089
U.S. government bonds	638,630	—	—	638,630	385,392	—	—	385,392
U.S. government agency bonds	—	34,647	—	34,647	—	24,941	—	24,941
Corporate debt securities	—	396,743	—	396,743	—	236,241	—	236,241
Total fair value of financial assets	$905,662	$431,390	$—	$1,337,052	$1,180,481	$261,182	$—	$1,441,663

	JUNE 30,				DECEMBER 31,
	2026				2025
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$267,032	$—	$—	$267,032	$795,089	$—	$—	$795,089
U.S. government bonds	641,154	(2,569)	45	638,630	384,571	(1)	822	385,392
U.S. government agency bonds	34,802	(155)	—	34,647	24,922	—	19	24,941
Corporate debt securities	397,509	(777)	11	396,743	236,027	(16)	230	236,241
Total fair value of financial assets	$1,340,497	$(3,501)	$56	$1,337,052	$1,440,609	$(17)	$1,071	$1,441,663

As of June 30, 2026 and December 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and six months ended June 30, 2026 and 2025. The Company classifies its short-term investments as available-for-sale and records them at fair value based upon market prices at period end. Contractual maturities of short-term investments are generally not more than one year. As of June 30, 2026, the remaining contractual maturities of $821.5 million of investments were within one year and $248.5 million of investments were after one year through two years. The Company has classified these securities as short-term investments on its condensed consolidated balance sheets as they are available for use in the current operations.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either June 30, 2026 or December 31, 2025, and no impairment losses were recognized for the three and six months ended June 30, 2026 and 2025.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Commitments and Contingencies

Operating Leases

The Company has entered into various facility lease agreements expiring at various dates through October 31, 2029, and generally include annual rent increases.

The maturities of operating lease liabilities were as follows (in thousands):

JUNE 30,
2026
2026 (remaining six months)	$1,721
2027	2,298
2028	1,889
2029	942
Total undiscounted lease payments	6,850
Less: imputed interest	(622)
Total operating lease liability	6,228
Less: current portion	(2,595)
Operating lease liability, net of current portion	$3,633

Operating lease cost was $1.3 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, including $0.4 million and $0.4 million short-term lease costs for the three months ended June 30, 2026 and 2025, respectively. Operating lease cost was $2.4 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively, including $0.7 million and $0.6 million short-term lease costs for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted average remaining lease term was 2.6 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the six months ended June 30, 2026 and 2025, cash paid for amounts included in operating lease liabilities of $1.8 million and $1.4 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential number of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of June 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. Shareholders’ Equity

As of June 30, 2026, the Company’s amended and restated memorandum and articles of association, authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, no dividends on ordinary shares had been declared by the board of directors.

Performance Share Units

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche was contingent on the occurrence of certain milestone events and fulfilment of service condition. As of December 31, 2024, the Company concluded that the two milestones were probable of achievement and therefore recognized compensation expense of $1.7 million during the year ended December 31, 2024. In June 2025, the Company’s compensation committee certified the achievement of two of the three milestones, effective July 1, 2025. Because the third milestone was not achieved, the third tranche of performance share units was forfeited, effective July 1, 2025. As such, no share-based compensation expense has been or will be recognized for this third tranche of performance share units. During the six months ended June 30, 2026 and 2025, the Company recognized compensation expense of $0.1 million and $0.6 million, respectively.

In March and April 2026, the Company granted 804,573 restricted share units with service and performance conditions (the “2026 PSUs”) to certain employees. The 2026 PSUs vest in three tranches representing 25%, 25% and 50% of the target number of units, with each tranche vesting upon the achievement of a specified performance milestone and the satisfaction of a continuous service condition. The number of units that ultimately vest will depend on the timing of milestone achievement and may range from 75% to 125% of the target number of units granted. Compensation cost is recognized for each tranche when achievement of the applicable performance milestone is considered probable and is measured based on the grant-date fair value of the Company’s ordinary shares multiplied by the number of units expected to vest, resulting in an aggregate grant-date fair value of approximately $13.6 million. As achievement of the performance milestones was not considered probable as of June 30, 2026, no share-based compensation expense was recognized for the 2026 PSUs during the three and six months ended June 30, 2026.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
Research and development	$7,054	$3,461	$12,155	$6,160
General and administrative	5,580	4,048	12,118	7,267
Total share-based compensation	$12,634	$7,509	$24,273	$13,427

Pre-Funded Warrants

On December 11, 2025, in connection with the 2025 Follow-On Offering the Company issued 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the 2025 Underwriters’ Option, and, in lieu of ADSs to certain investors, 1,538,462 Pre-Funded Warrants to purchase 4,615,386 ordinary shares. The Pre-Funded Warrants were sold at a public offering price of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants do not have an expiration date and are exercisable at any time. The Pre-Funded Warrants are classified as a component of permanent equity within the Company's condensed consolidated balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of ordinary shares upon exercise. Upon issuance, the Company recorded the Pre-Funded Warrants at the net proceeds, after deducting $6.2 million of underwriting discount and commissions and other offering expenses, of approximately $93.8 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. As of June 30, 2026, none of the Pre-Funded Warrants have been exercised.

7. License Agreement

In December 2025, the Company entered into a non-exclusive license agreement (the “GNE Agreement”) with Genentech, Inc. (“Genentech”) and F. Hoffmann-La Roche Ltd (“Roche”, and together with Genentech, “GNE”) under which the Company granted to GNE a non-exclusive, sublicensable, royalty-bearing license, under the Company’s licensed patents, to make, use, sell, offer for sale, and import licensed products (the “License”). The Company concluded that this type of transaction did not meet the definition of “ordinary activities” of the Company and GNE is not considered a “customer” in this transaction. In the absence of specific guidance, the Company applied ASC 606, Revenue from Contracts with Customers, by analogy to account for the GNE Agreement.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the Exelixis Agreement, the Company is eligible for initial payments totaling $10.0 million and patent cost reimbursements, and contingent milestone payments of up to $90.0 million in the aggregate. In addition, the Company is eligible to receive tiered, low single digit royalties on the net sales of approved products. As of December 31, 2025, initial payments and patent cost reimbursements of $10.2 million has been received and were included in gains on sale of non-financial asset on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. At the inception of the Exelixis Agreement and as of June 30, 2026, it was determined that it was not more likely than not that the variable consideration related to the contingent milestone payments and royalties will be received and, therefore, such variable consideration was excluded from the total consideration. The contingent milestone payments will be recognized if and when it becomes more likely than not that the underlying milestones will be achieved and royalties will be recognized if and when the related sales occur.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Lhotse-Schrödinger Agreement expired after three years. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration of the Lhotse-Schrödinger Agreement. As of June 30, 2026 and December 31, 2025, no milestone or royalty payments have been paid or accrued.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of June 30, 2026, two milestones of $9.0 million were achieved and $9.0 million was paid under this agreement.

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(106,159)	$(61,661)	$(182,127)	$(108,494)
Denominator:
Weighted-average ordinary shares outstanding	213,342	172,647	213,028	172,351
Add: weighted average of ordinary shares to be issued upon exercise of Pre-Funded Warrants	4,615	—	4,615	—
Weighted average shares used to compute net loss per share, basic and diluted	217,957	172,647	217,643	172,351
Net loss per share, basic and diluted	$(0.49)	$(0.36)	$(0.84)	$(0.63)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	JUNE 30,
	2026	2025
Options to purchase ordinary shares	17,180	15,879
Unvested restricted share units	6,356	2,884
Shares committed under ESPP	256	310
Total	23,792	19,073

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

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in five ongoing clinical trials for the treatment of obesity, overweight and related conditions. We have two oral small molecule amylin receptor agonists: ACCG-2671, which is currently in Phase 1 clinical development, and ACCG-3535, which we have selected as our second amylin development candidate. Our obesity pipeline also includes multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide and glucagon receptors. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed dose combination with our backbone GLP-1 or amylin development candidates. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus (“T2DM”), heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease (“MASH”) and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated efficacy and safety and, from a manufacturing standpoint, more scalable to meet global demand.

Aleniglipron (GSBR-1290) – Oral Small Molecule Selective GLP-1R Agonist for Obesity

In the fourth quarter of 2024, we initiated the Phase 2b ACCESS trial, a randomized, double-blind, placebo-controlled, dose-range finding trial of aleniglipron in approximately 220 adult participants living with obesity (BMI ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants started at 5 mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint was percent change in body weight from baseline to week 36. Secondary endpoints included safety and tolerability of the monthly titration scheme, as well as PK of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 trial of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The trial was designed to evaluate two higher doses of aleniglipron. Participants started at 5 mg of aleniglipron (or placebo) and follow a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg.

In February 2025, we completed enrollment in the ACCESS and ACCESS II trials, and in December 2025, we reported topline data from the ACCESS clinical program including 36-week topline data from the core Phase 2b ACCESS trial, 36-week interim data from the exploratory ACCESS II trial, interim data from Phase 2 body composition trial and Phase 2b ACCESS open label extension (“OLE”) trial. In summary, the Phase 2b ACCESS trial demonstrated a placebo-adjusted mean weight loss of 11.3% with 120 mg dose at 36 weeks; the exploratory ACCESS II dose exploration trial demonstrated a placebo-adjusted mean weight loss of 15.3% at 240 mg at 36 weeks. The tolerability profile reflected the well-known gastrointestinal-related adverse events typical of the GLP-1 class, with a favorable overall discontinuation rate of 10.4%.

In March 2026, we reported topline data from the aleniglipron clinical program including 44-week topline data from the Phase 2 ACCESS II trial and interim data from the ongoing body composition trial and the ACCESS OLE trial. In summary, the Phase 2 ACCESS II trial demonstrated a placebo-adjusted mean weight loss of 16.3% (39 Ibs; p<0.0001) at the 180 mg dose and 16.0% (37 Ibs; p<0.0001) at the 240 mg dose at 44 weeks. In the ACCESS OLE trial, aleniglipron achieved continued weight loss from 36 weeks, up to 16.2% (40.5 Ibs) with 120 mg after a median follow-up of 20 weeks after the completion of the 36-week double blind treatment period. The ACCESS OLE trial is ongoing to evaluate the tolerability profile of the dosing regimen starting at the 2.5 mg dose for those previously on placebo and to collect up to 72 weeks of data exposure to aleniglipron, including 180 mg dose. We anticipate topline results from the ACCESS OLE trial in the third quarter of 2026. In addition, the body composition trial is ongoing to assess the effect of aleniglipron on body fat loss over a 44-week evaluation period, which includes a 28-week titration period and a starting dose of 2.5 mg and target dose of 180 mg of aleniglipron. The data will be used to inform the size of a sub trial into the Phase 3 program. We anticipate topline results from the body composition trial in the fourth quarter of 2026.

Data from the ACCESS clinical program supported and informed the advancement of aleniglipron into Phase 3 development. The Company received positive end-of-Phase 2 correspondence from the U.S. Food and Drug Administration (“FDA”) and clear guidance on the Phase 3 program.

In August 2026, we initiated the Phase 3 ACCOMPLISH program, which includes two clinical trials evaluating aleniglipron. ACCOMPLISH-1 will evaluate aleniglipron in adults living with obesity or overweight with a weight-related comorbidity and will enroll up to 3,600 patients. ACCOMPLISH-2 will evaluate aleniglipron in adults living with obesity or overweight and T2DM and will enroll up to 1,100 patients.

ACCOMPLISH-1 and ACCOMPLISH-2 are randomized, double-blind, placebo-controlled trials designed to evaluate the long-term efficacy and safety of three maintenance doses of aleniglipron. Participants in the clinicla trials will be randomized to one of four treatment arms to evaluate three doses (45 mg, 90 mg or 180 mg) or placebo. Participants will begin treatment at a 2.5 mg starting dose of aleniglipron or placebo with a 4-week titration schedule. Together, the ACCOMPLISH clinical trials are designed to support regulatory submissions for aleniglipron in chronic weight management.

In addition, we are conducting an ongoing 30-week trial to evaluate the potential to include patients with T2DM with obesity/overweight and a starting dose of 2.5 mg and target dose of 180 mg of aleniglipron. We anticipate data from the T2DM trial in the fourth quarter of 2026.

We are also conducting an ongoing SWITCH trial to assess the transition or switching from an approved injectable GLP-1 receptor agonist to once-daily oral aleniglipron for weight loss maintenance. This trial assesses different aleniglipron starting doses and weight loss maintenance over 12 weeks. We anticipate data from the SWITCH trial in the fourth quarter of 2026.

ACCG-2671 and ACCG-3535 – Oral Small Molecule Amylin Receptor Agonist for Obesity

We are advancing our amylin oral small molecule program and have initiated a Phase 1 clinical trial of our lead candidate, ACCG-2671 in December 2025. We expect to report initial Phase 1 Single Ascending Dose (“SAD”) trial results for ACCG-2671 and advance it into Phase 2 Multiple Ascending Dose (“MAD”) trial in the third quarter of 2026.

In November 2025, we selected a second DACRA development candidate, ACCG-3535. ACCG-3535 is a unique chemical structure from ACCG-2671. Preclinical ACCG-3535 data indicated high binding affinity to human amylin and calcitonin receptors and balanced potency in human amylin and calcitonin receptor functional assays. In addition, ACCG-3535 demonstrated robust food intake suppression and significant, dose-dependent body weight reduction as a monotherapy in diet-induced obese rats. Combination therapy with semaglutide (both concurrently and as a subsequent add-on to semaglutide) resulted in superior weight loss compared to semaglutide or ACCG-3535 monotherapy. We expect to initiate a Phase 1 trial for ACCG-3535 in the fourth quarter of 2026.

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

We believe LTSE-2578 is a differentiated oral small molecule because it demonstrated potent in vitro and in vivo activity in preclinical IPF models and dose dependent inhibition of histamine release as the pharmacodynamic marker. We have completed IND-enabling trials including 28-day GLP-toxicology trials in dogs and rats. In July 2025, we completed a Phase 1 single and multiple ascending dose clinical trial of LTSE-2578, our oral small molecule antagonist that targets the LPA1R for the treatment of IPF. The randomized, double-blind, placebo-controlled first-in-human clinical trial investigated the safety, tolerability and pharmacokinetics of single and multiple ascending doses of LTSE-2578. In the trial, there was no evidence of any dose-dependent LTSE-2578-related adverse events, including clinical, laboratory and electrocardiogram recordings. No serious adverse events were observed. Having completed the Phase 1 trial, we are considering strategic alternatives for LTSE-2578 as a Phase 2 ready program in non-metabolic indications.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $182.1 million and $108.5 million in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $652.4 million.

As of June 30, 2026, we have cash, cash equivalents and short-term investments of $1,342.7 million. We received $100.0 million in the first quarter of 2026 consisting of an upfront license fee for certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension trial, the supplementary trials, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical trials of aleniglipron, and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third-parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, and various global conflicts for the six months ended June 30, 2026, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, any increases in interest rates and economic inflation, bank failures, the impact on the global economy due to various global conflicts, higher prices of supplies, tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

Components of Our Results of Operations

Operating Expenses

Research and Development

Our research and development activities primarily consist of discovery, engineering and research associated with our product candidates under development, including preclinical studies and clinical trials. Research and development expenses include personnel-related costs for our management, including salaries, bonuses, benefits and share-based compensation expenses, consulting services, clinical trial expenses, regulatory expenses, publications, and allocated overhead expenses, including rent, equipment, depreciation, information technology costs and utilities.

We are focusing substantially all of our resources on the development of our product candidates and the discovery of new product candidates through our structure-based drug discovery platform. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

We expect our research and development expenses to continue to account for a significant portion of our operating expenses, and to increase substantially for the foreseeable future as we advance our product candidates into and through preclinical studies and clinical trials, identify new product candidates and potentially pursue regulatory approval of our product candidates. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, such as to conduct Phase 3 clinical trials of aleniglipron.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2026	2025
Operating expenses:
Research and development	$100,057	$54,710
General and administrative	18,573	15,741
Total operating expenses	118,630	70,451
Loss from operations	(118,630)	(70,451)
Interest and other income, net	12,705	8,929
Loss before income tax expense	(105,925)	(61,522)
Provision for income taxes	234	139
Net loss	$(106,159)	$(61,661)

Research and Development Expenses

Research and development expenses increased by $45.3 million, or 83%, to $100.1 million during the three months ended June 30, 2026, compared to $54.7 million during the three months ended June 30, 2025. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2026	2025
Product candidate:
Aleniglipron (GSBR‑1290)	$62,871	$28,282
ACCG-2671	8,454	9,650
ACCG-3535	3,223	—
Other	25,509	16,778
Total research and development expenses	$100,057	$54,710

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, or 18%, to $18.6 million during the three months ended June 30, 2026, compared to $15.7 million during the three months ended June 30, 2025. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company, and increases in professional services.

Interest and Other Income, Net

Interest and other income, net, increased by $3.8 million to $12.7 million during the three months ended June 30, 2026, compared to $8.9 million during the three months ended June 30, 2025. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
Operating expenses:
Research and development	$166,564	$97,577
General and administrative	41,445	29,185
Total operating expenses	208,009	126,762
Loss from operations	(208,009)	(126,762)
Interest and other income, net	26,306	18,505
Loss before provision for income taxes	(181,703)	(108,257)
Provision for income taxes	424	237
Net loss	$(182,127)	$(108,494)

Research and Development Expenses

Research and development expenses increased by $69.0 million, or 71%, to $166.6 million during the six months ended June 30, 2026, compared to $97.6 million during the six months ended June 30, 2025. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
Product candidate:
Aleniglipron (GSBR‑1290)	$101,057	$53,267
ACCG-2671	15,595	15,260
ACCG-3535	5,038	—
Other	44,874	29,050
Total research and development expenses	$166,564	$97,577

General and Administrative Expenses

General and administrative expenses increased by $12.3 million, or 42%, to $41.4 million during the six months ended June 30, 2026, compared to $29.2 million during the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations as a publicly-traded company, and increases in professional services.

Interest and Other Income, Net

Interest and other income, net, increased by $7.8 million to $26.3 million during the six months ended June 30, 2026, compared to $18.5 million during the six months ended June 30, 2025. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Sources of Funds

At-the-Market Offering

In August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which we may, from time to time, offer and sell our ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market” offering, initially up to an aggregate offering price of $250.0 million. In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses were approximately $55.8 million. In May 2026, we amended and restated the ATM Sales Agreement (the “Amended and Restated Sales Agreement”) to remove the aggregate offering amount of ADSs we may offer and sell thereunder (the “ATM Shares”). In connection with the Amended and Restated Sales Agreement, in May 2026, we filed a prospectus supplement (the “Prospectus Supplement”) to the prospectus filed on August 6, 2025 with the SEC as part of our automatic shelf registration statement on Form S-3. We filed the Prospectus Supplement to increase the ATM Shares available to be sold pursuant to the terms of the Amended and Restated Sales Agreement by an additional $150.0 million, for an aggregate offering price of up to $400.0 million. As of the date of this Quarterly Report, approximately $341.5 million remained available for sale.

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

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $1,342.7 million and an accumulated deficit of $652.4 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $182.1 million and $108.5 million in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $652.4 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $1,342.7 million. We received $100.0 million in the first quarter of 2026 consisting of an upfront license fee for certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. Further, based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension trial, the supplementary trials, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical trials of aleniglipron, and fund operations for the foreseeable future. Our future capital requirements will depend on many factors, including:

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(104,881)	$(106,787)
Investing activities	(422,447)	82,975
Financing activities	343	1,326
Net decrease in cash and cash equivalents	$(526,985)	$(22,486)

Cash Flows Used in Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $104.9 million, consisting of a net loss of $182.1 million, partially offset by a decrease in net operating assets of $57.1 million and non-cash charges of $20.2 million. The decrease in net operating assets was primarily due to a decrease in other receivable, partially offset by an increase in other non-current assets. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts.

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

Cash Flows (Used in) Provided by Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $422.4 million, consisting primarily of net purchases of short-term investments.

During the six months ended June 30, 2025, net cash provided by investing activities was $83.0 million, consisting primarily of net maturities of short-term investments.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $0.3 million, consisting primarily of proceeds from issuance of ordinary shares under employee share plans of $3.0 million, partially offset by payment of taxes on restricted share units withheld for taxes of $2.6 million.

During the six months ended June 30, 2025, net cash provided by financing activities was $1.3 million, consisting primarily of proceeds from issuance of ordinary shares under employee share plans of $1.5 million, partially offset by payment of taxes on restricted share units withheld for taxes of $0.2 million.

Contractual Obligations

As of June 30, 2026, our contractual obligations consist of facilities lease payments totaling $6.9 million, with $3.0 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Our critical accounting policies and estimates are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report. There were no material changes to these accounting policies during the six months ended June 30, 2026.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There were no material changes to these quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $182.1 million and $141.2 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $652.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical trials of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and any future product candidates we may develop. Our expenses will increase substantially as product candidates successfully complete clinical and other trials, and also could increase beyond expectations if the FDA or foreign authorities require us to perform clinical and other trials in addition to those that we currently anticipate. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. In addition, we have and expect to continue to incur additional costs associated with operating as a public company. Furthermore, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of June 30, 2026, will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension trial, the supplementary trials, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our future funding requirements will depend on many factors, including:

●	the progress, costs, design, results of and timing of our planned and ongoing preclinical studies and clinical trials, including Phase 3 clinical trials of aleniglipron;
●	the willingness of the FDA or applicable foreign authorities to accept our clinical trials, as well as data from our planned and ongoing preclinical studies and clinical trials and other work, as the basis for review and approval of our product candidates;
●	the outcome, costs and timing of seeking and obtaining FDA and applicable foreign regulatory approvals;
●	the number and characteristics of product candidates that we pursue;
●	our need to expand our research and development capabilities, including further development of our structure-based drug discovery platform or in-licensing of complementary technologies;
●	the costs and timing associated with manufacturing our product candidates, and establishing commercial supplies and sales, marketing, and distribution capabilities;
●	our efforts to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or other intellectual property rights;
●	our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the costs associated with operating as a public company;
●	the economic and other terms, timing of and success of our current and any future collaboration, licensing or other arrangements which we may enter in the future; and
●	the timing, receipt, and amount of sales from our potential products, if approved.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, (i) in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares; (ii) in June 2024, we issued and sold an aggregate of 10,427,017 ADSs; (iii) in August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may offer and sell our ADSs in at-the-market offerings, initially up to an aggregate offering price of $250.0 million, and in September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement; and in May 2026, we amended and restated the ATM Sales Agreement (the "Amended and Restated Sales Agreement") to remove the aggregate offering cap and filed a prospectus supplement registering an additional $150.0 million in ADSs available to be sold thereunder, for an aggregate offering price of up to $400.0 million (as of the date of this Quarterly Report, approximately $341.5 million remained available for sale); and (iv) in December 2025, we issued and sold an aggregate of 9,961,538 ADSs and, in lieu of ADSs, pre-funded warrants to purchase ordinary shares represented by 1,538,462 ADSs. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are early in our development efforts and only have four product candidates in early clinical development — aleniglipron, ACCG-2671, ACCG-3535 and LTSE-2578. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have four product candidates, aleniglipron, ACCG-2671, ACCG-3535 and LTSE-2578, in early clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, the preliminary topline nature of aleniglipron results, the length of the trial and sample size may render these results not necessarily indicative of the results for our future clinical trials for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the trial and had similar baseline characteristics (implicit imputation). Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these trials with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

Even if our clinical trials are completed, the results may not be sufficient to obtain marketing approval for our product candidates. In clinical trials that are based on preclinical studies and early clinical trials, it is not uncommon to observe unexpected results, and many product candidates fail in clinical development despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier trials. In addition, in some cases, external experts or regulatory authorities disagreed with such companies’ views and interpretations of the data and results from earlier preclinical studies or clinical trials. As we investigate aleniglipron for obesity, overweight and related conditions, ACCG-2671 and ACCG-3535 for obesity and overweight, LTSE-2578, our product candidate for IPF, we may encounter new and unforeseen difficulties. Similarly, any future product candidates we may develop may not be able to progress from preclinical to Phase 1 clinical development. For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any of the foregoing occurrences may harm our business, financial condition and prospects significantly.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future product sales and regulatory and commercialization milestones. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. For example, to facilitate potential commercial-scale manufacturing, we expect to transition from capsule formulations of our product candidates used for early clinical trials to tablet formulations, including the addition of excipients, in later stage clinical trials. While these formulation transitions are common for small molecule drug candidates, we cannot guarantee that we will not encounter delays or unexpected results in bridging trials or implementing necessary changes to the manufacturing process. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring comparable products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. Patient enrollment and retention in clinical trials depends on many factors, including:

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. If we encounter any delays in enrolling such additional participants, this may further delay our clinical trial. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us or our partners from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or applicable foreign authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our current and future clinical trials and, while we have entered and intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

Moreover, if any of our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. In our completed Phase 1 SAD and Phase 1b MAD trial of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the trial drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 2a trial of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the trial drug: nausea, headache, vomiting, decreased appetite, dyspepsia, and diarrhea. In our aleniglipron ACCESS II trial, the following adverse events occurred and were considered probably or possibly related to the trial drug: nausea, vomiting, diarrhea, headache, constipation and abdominal distention. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound.

In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. In addition, if any of our product candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt a risk evaluation and mitigation strategy (“REMS”), to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. For example, the FDA has required that the product labels of approved drugs targeting GLP-1R include a black box warning related to the risk of thyroid C-cell tumors based on rodent carcinogenicity trials. While we have not yet conducted carcinogenicity trials for aleniglipron, because it also targets GLP-1R, it is possible that absent compelling data to the contrary, the FDA and applicable foreign authorities will similarly require a black box warning for aleniglipron if it is approved for marketing. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several other potentially significant negative consequences could result, including:

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

As an organization, we have never conducted later-stage clinical trials or submitted an NDA and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We have not conducted any later stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we are currently planning for later stage interactions with FDA, and other foreign regulatory agencies; however, we cannot guarantee timely feedback or alignment on our clinical trial designs, Phase 3 dose rationale and overall size of the data base needed for any future marketing applications. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or applicable foreign authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical trials and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Results from nonclinical trials and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA and applicable foreign authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or could object to elements of our clinical development program.

The FDA or applicable foreign authorities can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for various reasons, including the following:

●	the FDA or applicable foreign authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or applicable foreign authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or applicable foreign authorities for approval;
●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or applicable foreign authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain marketing approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
●	the FDA’s or the applicable foreign authority’s requirement for additional nonclinical trials or clinical trials;
●	the FDA or the applicable foreign authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
●	the FDA or applicable foreign authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or applicable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We have conducted, or plan to conduct, our initial clinical trials for aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We have conducted our initial clinical trials for aleniglipron in Australia, and may conduct our Phase 1 trials for other drug candidates in Australia, China or other foreign countries. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or applicable foreign authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We believe that clinical data generated in Australia and China or other foreign countries will be accepted by the FDA and its foreign equivalents; however, there can be no assurance the FDA or applicable foreign authorities will accept data from any other clinical trials that we may conduct in Australia, China or other foreign countries. If the FDA or applicable foreign authorities do not accept any such data, we would likely be required to conduct additional Phase 1 clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects. For example, topline results and the length of the study and sample size may render the results of our prior aleniglipron trials not necessarily indicative of the results for our future clinical trials for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the trial and had similar baseline characteristics (implicit imputation). Due to the preliminary nature of these results and the length of the trial and sample size, these results are not necessarily indicative of the final results for our clinical trials for aleniglipron. If the final data is materially different from the preliminary topline data reported, this could significantly harm our business prospects.

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

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have been terminations of large numbers of federal employees at various federal agencies, including the FDA. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion, or at all. A prolonged government shutdown and/or employee terminations or resignations could significantly impact the ability of the FDA or other federal agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or employee terminations or resignations at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. Our APIs and drug product for our product candidates are currently provided by a supplier, WuXi STA, a subsidiary of WuXi AppTec, and we expect to rely on this supplier for the foreseeable future. Contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (the “NDAA”) was signed into law, which includes the BIOSECURE Act that prohibits the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” The Office of Management and Budget will issue a list of “biotechnology companies of concern” no later than mid-December 2026. “Biotechnology company of concern” is defined under the BIOSECURE Act to include (i) certain companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the “1260H List”), (ii) companies that the Office of Management and Budget designates as a “biotechnology company of concern” based on certain criteria including whether the entity is subject to the administrative governance structure, direction, control, or operates on behalf of a foreign adversary, is involved in the manufacture, distribution, provision, or procurement of a biotechnology equipment or service, and poses a risk to U.S. national security based on engagement with, being supported by, or being affiliated with a foreign adversary’s military, internal security forces, or intelligence agencies and its multiomic data (genomic information) collection and provision practices, and (iii) certain subsidiaries or parent or successor entities of the foregoing. On June 8, 2026, an update to the 1260H List was issued and Wuxi AppTec was added to such list.

There is a “safe harbor” provision in the BIOSECURE Act providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated as a “biotechnology company of concern,” this could potentially cause harm to our business and financial condition. In addition, any U.S. executive action, legislative action or potential sanctions with China could materially impact entities that work with Chinese biotechnology companies. U.S. executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our APIs and drug product for our product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

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

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and timelines, if at all, and comply with cGMP requirements could adversely affect our business in a number of ways, including:

●	inability to meet our drug specifications and quality requirements consistently;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	failure to comply with cGMP or similar foreign standards;
●	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	reliance on single source manufacturers for drug substances and drug products;
●	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
●	misappropriation of proprietary information, including our trade secrets and know-how;
●	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or trial drug or placebo not being properly identified;
●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions;
●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
●	carrier disruptions or increased costs that are beyond our control.

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

We do not currently have the ability to independently conduct certain discovery research, preclinical studies and clinical trials for our product candidates. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical trials. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs will be required to comply with the good laboratory practices, and GCPs, which are regulations and guidelines enforced by the FDA and applicable foreign authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we will rely on CROs to conduct good laboratory practices-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our good laboratory practices preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign authorities may require us to perform additional clinical trials before approving our marketing applications. For example, in September 2023, we announced that topline data from the obesity cohort of our Phase 2a trial of aleniglipron would be delayed because of a data collection omission by a clinical site, where weight was not collected at the final (week 12) visit for 24 of the 40 enrolled participants. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of participants or ensure the collection of requisite data by clinical sites, we may be required to enroll additional participants or repeat clinical trials, which would delay the marketing approval process.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

We are aware of GLP-1R small molecules in development by Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Corxel, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729 from Jiangsu Hengrui Medicine). We have granted Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively “GNE”) a non-exclusive license to and covenant that we will not assert certain of our patents with respect to the exploitation of CT-996, a GLP-1R small molecule being developed by GNE following its acquisition of Carmot Therapeutics. We will not be able to utilize these patent rights to prevent the commercialization of this competitive molecule if it is successfully developed but we will be eligible for royalties on its sale in patented countries. There are currently approved GLP-1R agonists for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca and Sanofi. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, MetaVia Therapeutics, Hanmi Pharmaceuticals, ProGen Co., Pep2Tango, Metsera (acquired by Pfizer in November 2025), QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen, Biomed Industries, Verdiva Bio and Ascletis. Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting amylin has been approved for the treatment of diabetes or obesity. We are aware of amylin small molecules in preclinical development by: Eli Lilly, Eccogene, Nxera, Iktos/Cube Biotech strategic collaboration, Alveus Therapeutics, Ascletis, Laekna, Corxel and Ambrosia Biosciences. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID 19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; obesity by Laekna, Prospect Therapeutics, BioAge Labs; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

In addition, we and any third-party collaborators are facing increasing competition from companies utilizing AI and other computational approaches for drug discovery. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software as well as other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these other AI approaches to drug discovery prove to be successful, or more successful, than our and any third-party collaborators’ approach, our business, financial condition and operating results could be adversely affected.

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

As of June 30, 2026, we had 281 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, we may be subject to health information privacy and security laws by the federal government, the states and other jurisdictions in which we may conduct our business. The laws that may affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws, such as the Civil Monetary Penalties Law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information;
●	The Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state and/or local laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and/or information regarding drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Additionally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada.

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

We currently hold approximately $15.0 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to obtain or maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies and other requirements related to data security and privacy. Our or the third parties with whom we work (including our suppliers) actual or perceived failure to comply with such obligations could lead to government enforcement actions, which could include civil, criminal or administrative penalties, litigation (including class claims) and arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, adverse publicity, and other adverse business consequences, any of which could negatively affect our operating results and business, financial condition, results of operations and prospects.

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

We are incorporated under the laws of the Cayman Islands and currently have subsidiaries in Mainland China, Hong Kong, Australia, the Cayman Islands and the United States. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

As a company with operations in China, our business is subject to risks associated with conducting business outside the United States. In addition to our technology development and early discovery activities through Basecamp Bio in China, substantially all of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
●	differing and changing regulatory requirements for product approvals;
●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
●	potentially reduced protection for intellectual property rights;
●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
●	changes in non-U.S. regulations and customs, tariffs and trade barriers;
●	changes in non-U.S. currency exchange rates of the RMB;

●	increasing geopolitical tensions between the U.S. and China and changes in a specific country’s or region’s political or economic environment especially with respect to a particular country’s treatment of or stance towards other countries;
●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;
●	differing reimbursement regimes and price controls in certain non-U.S. markets;
●	negative consequences from changes in tax laws;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	variable tax treatment in different jurisdictions of options granted under our equity incentive plans;
●	workforce uncertainty in countries where labor unrest is more common than in the United States; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, health epidemics, or natural disasters including earthquakes, typhoons, floods and fires.

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

Our pending patent applications may be challenged in the USPTO or in patent offices in foreign countries. Also, because the issuance of a patent is not conclusive as to its scope, validity or enforceability, even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or patent offices in foreign countries or our issued patents may be subject to post-grant review (“PGR”) proceedings, oppositions, derivations, reexaminations, or inter partes review (“IPR”) proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in July 2026, Kailera Therapeutics, Inc. initiated a proceeding before the European Patent Office challenging the validity of a European patent held by our wholly owned subsidiary, Gasherbrum Bio Inc., and filed an application in the U.S. District Court for the Northern District of California seeking discovery from us in support of that European proceeding. The timing and outcome of these proceedings are unpredictable. Although the European patent covers a class of oral GLP-1 receptor agonists that is different from aleniglipron and any other compound in clinical development by us, an adverse determination in any such proceedings may result in our patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technologies and products, or limit the duration of the patent protection of our technologies. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, only limited protection may be available and our patent portfolio may not provide us with sufficient rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Competitors or other third parties may infringe or otherwise violate our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technologies claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or patent offices in foreign countries or made a misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, IPR, or PGR, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. For example, in July 2026, Kailera Therapeutics, Inc. initiated a proceeding before the European Patent Office challenging the validity of a European patent held by our wholly owned subsidiary, Gasherbrum Bio Inc., and filed an application in the U.S. District Court for the Northern District of California seeking discovery from us in support of that European proceeding. The timing and outcome of these proceedings are unpredictable. Although the European patent covers a class of oral GLP-1 receptor agonists that is different from aleniglipron and any other compound in clinical development by us, an adverse determination in any such proceedings may result in our patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technologies and products, or limit the duration of the patent protection of our technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. There may be invalidating prior art, of which we and the patent examiner were unaware during prosecution. There may be double patenting among our own patents, which the patent examiner(s) fail to raise during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technologies falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or other proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our future licensors is threatened, it could dissuade other companies from collaborating with us to license, develop or commercialize current or future product candidates. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such case, we could ultimately be forced to cease use of such trademarks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

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

The trading price of our ADSs is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

●	the commencement, enrollment or results of our ongoing and planned preclinical studies and clinical trials, or any future preclinical studies or clinical trials, we may conduct of our current and any future product candidates, or changes in the development status of our current and any future product candidates;

●	any delay in preparing regulatory submissions to support development or commercialization of our current and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in our preclinical studies and clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive marketing approval for our current and any future product candidates;
●	changes in laws or regulations applicable to our current and any future product candidates, including but not limited to clinical trial requirements for approvals;
●	the failure to obtain coverage and adequate reimbursement of our current and any future product candidates, if approved;
●	changes in the structure of healthcare payment systems;
●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
●	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our current and any future product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our current and any future product candidates;
●	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	issuances of debt or equity securities;
●	sales of our ADSs by us or our shareholders in the future, or the perception that such sales may occur;

●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain and maintain patent protection for our product candidates and technologies;
●	significant lawsuits, including patent or shareholder litigation;
●	general geopolitical and macroeconomic conditions, including as a result of bank failures, actual or threatened tariffs, global pandemics, and various global conflicts;
●	other events or factors, many of which are beyond our control; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

As of June 30, 2026, our executive officers, directors, large shareholders and their affiliates beneficially owned approximately 47% of the voting power of our outstanding share capital (excluding the 37,335,240 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon (i) the exercise or vesting of awards granted under our equity incentive plans, and upon (ii) the sale of ADSs pursuant to the Amended and Restated ATM Sales Agreement). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to exert significant control over all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to exert significant control over elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In addition, on August 6, 2025, we entered into the ATM Sales Agreement with the ATM Sales Agents, pursuant to which we may, from time to time, offer and sell our ADSs in at-the-market offerings, initially up to an aggregate offering price of $250.0 million. In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. In May 2026, we entered into the Amended and Restated Sales Agreement to remove the aggregate offering limit and filed a prospectus supplement registering an additional $150.0 million in ADSs available to be sold thereunder, for an aggregate offering price of up to $400.0 million (as of the date of this Quarterly Report, approximately $341.5 million remained available for sale). For additional information, see the section titled “Risk Factors — Risks Related to Our Limited Operating History, Financial Position and Capital Requirements — Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

10.1+	Offer Letter, by and between Structure Therapeutics USA Inc. and Matt Lang, dated March 17, 2026.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Date: August 6, 2026

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)