Form 10-Q
period 2026-09-30
Structure Therapeutics Inc.
filed 2026-11-09
CIK 1888886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate number of outstanding ordinary shares of the registrant, each with par value $0.0001 per share, as of October 31, 2026, was 214,771,065, of which 210,089,550 ordinary shares were held in the form of ADSs.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

◾	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
◾	We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development programs, commercialization efforts or other operations.
◾	Our approach to the discovery of product candidates based on our technology platform is unproven, and we do not know whether we will be able to develop any products of commercial value.
◾	We are early in our development efforts and only have four product candidates in clinical development — aleniglipron, ACCG-2671, ACCG-3535 and LTSE-2578. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
◾	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes. The results of prior clinical trials and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
◾	Any difficulties or delays in the commencement or completion, or termination or suspension, of our ongoing and planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
◾	Serious adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates, any of which would limit the commercial potential of such product candidate.
◾	As an organization, we have never completed later-stage clinical trials or submitted a New Drug Application (“NDA”) and may be unable to do so for any of our product candidates.
◾	The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and applicable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
◾	We have conducted, or plan to conduct, some of our initial clinical trials for aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
◾	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
◾	Disruptions to the operations of the FDA, the SEC, other U.S. governmental agencies or comparable foreign regulatory authorities caused by funding shortages, leadership changes, staffing cuts or other staffing shortages, along with uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.
◾	We rely on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
◾	Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
◾	We rely on third parties to conduct, supervise and monitor our discovery research, preclinical studies and clinical trials. We have experienced delays due to actions of third parties in the past and if in the future third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
◾	We have entered into, and may in the future enter into, collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$222,033	$799,623
Short-term investments	1,017,942	646,574
Other receivable	—	100,000
Prepaid expenses and other current assets	35,151	24,106
Total current assets	1,275,126	1,570,303
Property and equipment, net	10,262	6,653
Operating right-of-use assets	6,576	6,245
Other non-current assets	42,455	717
Total assets	$1,334,419	$1,583,918
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,878	$13,864
Accrued expenses and other current liabilities	70,463	46,543
Operating lease liabilities, current portion	2,763	2,878
Total current liabilities	107,104	63,285
Operating lease liabilities, net of current portion	4,065	3,609
Other non-current liabilities	1,380	647
Total liabilities	112,549	67,541
Commitments and contingencies (Note 5)
Shareholders’ equity:
Undesignated shares – $0.0001 par value; 100,000 shares authorized as of September 30, 2026 and December 31, 2025	—	—
Ordinary shares – $0.0001 par value; 500,000 shares authorized as of September 30, 2026 and December 31, 2025; 214,088 and 212,513 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	2,023,719	1,985,602
Accumulated other comprehensive (loss) income	(4,686)	1,054
Accumulated deficit	(797,184)	(470,300)
Total shareholders’ equity	1,221,870	1,516,377
Total liabilities and shareholders’ equity	$1,334,419	$1,583,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$134,552	$58,989	$301,116	$156,566
General and administrative	21,781	14,798	63,226	43,983
Total operating expenses	156,333	73,787	364,342	200,549
Loss from operations	(156,333)	(73,787)	(364,342)	(200,549)
Interest and other income, net	11,747	8,183	38,053	26,688
Loss before provision for income taxes	(144,586)	(65,604)	(326,289)	(173,861)
Provision for income taxes	171	108	595	345
Net loss attributable to ordinary shareholders	$(144,757)	$(65,712)	$(326,884)	$(174,206)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.66)	$(0.37)	$(1.50)	$(1.00)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	218,584	175,469	217,960	173,402
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net	(1,241)	463	(5,740)	(89)
Total other comprehensive (loss) income	(1,241)	463	(5,740)	(89)
Comprehensive loss	$(145,998)	$(65,249)	$(332,624)	$(174,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2025	212,513	$21	$1,985,602	$1,054	$(470,300)	$1,516,377
Issuance of ordinary shares upon exercise of vested share options	231	—	869	—	—	869
Issuance of ordinary shares upon vesting of restricted share units	586	—	—	—	—	—
Shares withheld for taxes	(122)	—	(2,574)	—	—	(2,574)
Share-based compensation expense	—	—	11,639	—	—	11,639
Unrealized loss on investments, net	—	—	—	(3,249)	—	(3,249)
Net loss	—	—	—	—	(75,968)	(75,968)
Balance at March 31, 2026	213,208	21	1,995,536	(2,195)	(546,268)	1,447,094
Issuance of ordinary shares upon exercise of vested share options	280	—	1,213	—	—	1,213
Issuance of ordinary shares pursuant to employee share purchase plan	114	—	872	—	—	872
Issuance of ordinary shares upon vesting of restricted share units	53	—	—	—	—	—
Share-based compensation expense	—	—	12,634	—	—	12,634
Unrealized loss on investments, net	—	—	—	(1,250)	—	(1,250)
Net loss	—	—	—	—	(106,159)	(106,159)
Balance at June 30, 2026	213,655	21	2,010,255	(3,445)	(652,427)	1,354,404
Issuance of ordinary shares upon exercise of vested share options	367	—	1,234	—	—	1,234
Issuance of ordinary shares upon vesting of restricted share units	98	—	—	—	—	—
Shares withheld for taxes	(32)	—	(500)	—	—	(500)
Share-based compensation expense	—	—	12,730	—	—	12,730
Unrealized loss on investments, net	—	—	—	(1,241)	—	(1,241)
Net loss	—	—	—	—	(144,757)	(144,757)
Balance at September 30, 2026	214,088	$21	$2,023,719	$(4,686)	$(797,184)	$1,221,870

				ACCUMULATED
	ORDINARY		ADDITIONAL	OTHER		TOTAL
	SHARES		PAID-IN	COMPREHENSIVE	ACCUMULATED	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2024	171,860	$17	$1,193,010	$914	$(329,098)	$864,843
Issuance of ordinary shares upon exercise of vested share options	644	—	965	—	—	965
Issuance of ordinary shares upon vesting of restricted share units	134	—	—	—	—	—
Shares withheld for taxes	(28)	—	(156)	—	—	(156)
Share-based compensation expense	—	—	5,918	—	—	5,918
Unrealized loss on investments, net	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(46,833)	(46,833)
Balance at March 31, 2025	172,610	17	1,199,737	815	(375,931)	824,638
Issuance of ordinary shares upon exercise of vested share options	22	—	43	—	—	43
Issuance of ordinary shares pursuant to employee share purchase plan	68	—	474	—	—	474
Depository issuance cost offset	—	—	1,531	—	—	1,531
Share-based compensation expense	—	—	7,509	—	—	7,509
Unrealized loss on investments, net	—	—	—	(453)	—	(453)
Net loss	—	—	—	—	(61,661)	(61,661)
Balance at June 30, 2025	172,700	17	1,209,294	362	(437,592)	772,081
Issuance of ordinary shares upon exercise of vested share options	95	—	377	—	—	377
Issuance of ordinary shares upon vesting of restricted share units	55	—	—	—	—	—
Issuance of ordinary shares upon vesting of performance share units	118	—	—	—	—	—
Shares withheld for taxes	(55)	—	(462)	—	—	(462)
Issuance of ordinary shares as part of ATM Offering, net of sales commission and offering expenses of $2,744	9,120	1	55,776	—	—	55,777
Share-based compensation expense	—	—	7,495	—	—	7,495
Unrealized gain on investments, net	—	—	—	463	—	463
Net loss	—	—	—	—	(65,712)	(65,712)
Balance at September 30, 2025	182,033	$18	$1,272,480	$825	$(503,304)	$770,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
Cash flows from operating activities
Net loss	$(326,884)	$(174,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	37,003	20,922
Depreciation expense	1,188	921
Change in asset retirement obligation	(13)	23
Non-cash lease expense	2,164	1,593
Accretion of net investment discounts	(9,807)	(12,828)
Changes in operating assets and liabilities:
Other receivable	100,000	—
Prepaid expenses and other current assets	(11,045)	(7,286)
Other non-current assets	(41,738)	(1,493)
Accounts payable	21,089	9,772
Accrued expenses and other current liabilities	23,109	6,492
Operating lease liabilities	(2,154)	(1,693)
Other non-current liabilities	507	—
Net cash used in operating activities	(206,581)	(157,783)
Cash flows from investing activities
Purchases of short-term investments	(775,402)	(453,756)
Proceeds from maturities of short-term investments	408,101	484,372
Purchases of property and equipment	(4,785)	(2,118)
Advance payment received for sale of non-financial asset	—	5,158
Net cash (used in) provided by investing activities	(372,086)	33,656
Cash flows from financing activities
Proceeds from ATM Offering, net of sales commission	—	57,058
Payments of offering costs	(37)	(770)
Proceeds from issuance of ordinary shares under employee share purchase plan	872	474
Proceeds from exercise of share options	3,316	1,385
Payment of taxes on restricted share units withheld for taxes	(3,074)	(618)
Net cash provided by financing activities	1,077	57,529
Net change in cash and cash equivalents	(577,590)	(66,598)
Cash and cash equivalents
Beginning of the period	799,623	169,510
End of the period	$222,033	$102,912
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$667	$—
Offering costs included in accounts payable and accrued expenses and other current liabilities	$305	$511
Operating lease right-of-use assets obtained in exchange for new lease liabilities	$2,495	$4,921
Recognition of asset retirement obligation	$239	$—
Depository issuance cost offset	$—	$1,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of the Business

Structure Therapeutics Inc. (the “Company”) is a clinical-stage global biopharmaceutical company aiming to develop and deliver novel oral therapeutics to treat a wide range of chronic diseases with unmet medical need. The Company was incorporated in February 2019 in the Cayman Islands, with operating subsidiaries in the United States and China. In June 2022, the Company changed its name from ShouTi Inc. to Structure Therapeutics Inc.

At-the-Market Offering

In August 2025, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which the Company may, from time to time, offer and sell ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market offering,” up to an aggregate offering amount of $250.0 million. In September 2025, the Company sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds to the Company after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and after further deducting offering expenses, were approximately $55.8 million. The shares sold in September 2025 were sold pursuant to the Company’s automatic shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on August 6, 2025 (the “Shelf Registration Statement”). In May 2026, the Company amended and restated the ATM Sales Agreement (the “Amended and Restated Sales Agreement”) to remove the aggregate offering amount of ADSs the Company may offer and sell thereunder (the “ATM Shares”). In connection with the Amended and Restated Sales Agreement, in May 2026, the Company filed a prospectus supplement (the “Prospectus Supplement”) to the prospectus filed on August 6, 2025 (the “Prospectus”) with the SEC as part of the Shelf Registration Statement. The Company filed the Prospectus Supplement to increase the ATM Shares available to be sold pursuant to the terms of the Amended and Restated Sales Agreement by an additional $150.0 million, for an aggregate offering amount of up to $400.0 million. As of the date of this Quarterly Report, approximately $341.5 million remained available for sale. Future shares may be sold pursuant to the Shelf Registration Statement or a subsequent registration statement.

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

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Liquidity and Capital Resources

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $797.2 million as of September 30, 2026.

As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $1,240.0 million. Based on its current business plan, the Company believes that its current cash, cash equivalents and short-term investments will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2026 and condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 and condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Discovery research and development	$38,761	$24,602	$80,357	$72,633
Manufacturing	24,626	326	44,174	459
Clinical research and development	59,352	28,321	144,407	68,494
Other research and development expenses	11,813	5,740	32,178	14,980
General and administrative	21,781	14,798	63,226	43,983
Total operating expenses	156,333	73,787	364,342	200,549
Loss from operations	(156,333)	(73,787)	(364,342)	(200,549)
Interest and other income, net	11,747	8,183	38,053	26,688
Loss before provision for income taxes	(144,586)	(65,604)	(326,289)	(173,861)
Provision for income taxes	171	108	595	345
Segment net loss and net loss attributable to ordinary shareholders	$(144,757)	$(65,712)	$(326,884)	$(174,206)

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

Fair Value of Financial Instruments

The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and has established a fair value hierarchy based on the inputs used to measure fair value.

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

3. Composition of Certain Consolidated Financial Statement Line Items

Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Accrued compensation	$12,132	$12,434
Accrued research and development expenses	8,359	12,404
Accrued clinical expenses	25,730	15,791
Accrued manufacturing expenses	18,401	—
Accrued professional services	3,566	4,470
Accrued other liabilities	2,275	1,444
Total accrued expenses and other current liabilities	$70,463	$46,543

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	SEPTEMBER 30,				DECEMBER 31,
	2026				2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$218,078	$—	$—	$218,078	$795,089	$—	$—	$795,089
U.S. government bonds	622,099	—	—	622,099	385,392	—	—	385,392
U.S. government agency bonds	—	29,693	—	29,693	—	24,941	—	24,941
Corporate debt securities	—	366,150	—	366,150	—	236,241	—	236,241
Total fair value of financial assets	$840,177	$395,843	$—	$1,236,020	$1,180,481	$261,182	$—	$1,441,663

	SEPTEMBER 30,				DECEMBER 31,
	2026				2025
	AMORTIZED	GROSS UNREALIZED		FAIR	AMORTIZED	GROSS UNREALIZED		FAIR
	COST	LOSSES	GAINS	VALUE	COST	LOSSES	GAINS	VALUE
Money market funds	$218,078	$—	$—	$218,078	$795,089	$—	$—	$795,089
U.S. government bonds	625,713	(3,614)	—	622,099	384,571	(1)	822	385,392
U.S. government agency bonds	29,908	(215)	—	29,693	24,922	—	19	24,941
Corporate debt securities	367,007	(857)	—	366,150	236,027	(16)	230	236,241
Total fair value of financial assets	$1,240,706	$(4,686)	$—	$1,236,020	$1,440,609	$(17)	$1,071	$1,441,663

As of September 30, 2026 and December 31, 2025, the Company did not have any liabilities measured at fair value on a recurring basis. There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2026 and 2025. The Company classifies its short-term investments as available-for-sale and records them at fair value based upon market prices at period end. Contractual maturities of short-term investments are generally not more than one year. As of September 30, 2026, the remaining contractual maturities of $879.6 million of investments were within one year and $138.4 million of investments were after one year through two years. The Company has classified these securities as short-term investments on its condensed consolidated balance sheets as they are available for use in the current operations.

The unrealized losses for marketable securities related to changes in interest rates and the Company has the intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. No allowance for credit losses was recorded at either September 30, 2026 or December 31, 2025, and no impairment losses were recognized for the three and nine months ended September 30, 2026 and 2025.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Commitments and Contingencies

Operating Leases

The Company has entered into various facility lease agreements expiring at various dates through October 31, 2029, and generally include annual rent increases.

The maturities of operating lease liabilities were as follows (in thousands):

SEPTEMBER 30,
2026
2026 (remaining three months)	$959
2027	2,901
2028	2,677
2029	947
Total undiscounted lease payments	7,484
Less: imputed interest	(656)
Total operating lease liability	6,828
Less: current portion	(2,763)
Operating lease liability, net of current portion	$4,065

Operating lease cost was $1.3 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, including $0.4 million and $0.4 million short-term lease costs for the three months ended September 30, 2026 and 2025, respectively. Operating lease cost was $3.7 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively, including $1.1 million and $1.0 million short-term lease costs for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the weighted average remaining lease term was 2.5 years, and the weighted average discount rate used to measure the lease liabilities for such operating leases upon recognition was 7.7%. During the nine months ended September 30, 2026 and 2025, cash paid for amounts included in operating lease liabilities of $2.6 million and $2.1 million, respectively, was included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by the applicable law and the amended and restated memorandum and articles of association of the Company. The Company currently has directors’ and officers’ liability insurance. As of September 30, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recognized any related liabilities.

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

6. Shareholders’ Equity

As of September 30, 2026, the Company’s amended and restated memorandum and articles of association authorizes the Company to issue 500,000,000 ordinary shares and 100,000,000 undesignated shares, all of which remain undesignated shares, all with a par value of $0.0001 per share. The undesignated shares may be designated by the Company’s board of directors in accordance with the Company’s amended and restated memorandum and articles of association.

Ordinary shareholders are entitled to dividends if and when declared by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, no dividends on ordinary shares had been declared by the board of directors.

Performance Share Units

In March 2024, the Company granted 381,252 restricted share units with service and performance conditions to certain employees. The awards are divided into three equal tranches, and the vesting of each tranche was contingent on the occurrence of certain milestone events and fulfilment of the service condition. As of December 31, 2024, the Company concluded that the two milestones were probable of achievement and therefore recognized compensation expense of $1.7 million during the year ended December 31, 2024. In June 2025, the Company’s compensation committee certified the achievement of two of the three milestones, effective July 1, 2025. Because the third milestone was not achieved, the third tranche of performance share units was forfeited, effective July 1, 2025. As such, no share-based compensation expense has been or will be recognized for this third tranche of performance share units. During the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense of $0.2 million and $0.8 million, respectively.

During the nine months ended September 30, 2026, the Company granted 837,309 restricted share units with service and performance conditions (the “2026 PSUs”) to certain employees. The 2026 PSUs vest in three tranches representing 25%, 25% and 50% of the target number of units, with each tranche vesting upon the achievement of a specified performance milestone and the satisfaction of a continuous service condition. The number of units that ultimately vest will depend on the timing of milestone achievement and may range from 75% to 125% of the target number of units granted. Compensation cost is recognized for each tranche when achievement of the applicable performance milestone is considered probable and is measured based on the grant-date fair value of the Company’s ordinary shares multiplied by the number of units expected to vest, resulting in an aggregate grant-date fair value of approximately $14.2 million. As achievement of the performance milestones was not considered probable as of September 30, 2026, no share-based compensation expense was recognized for the 2026 PSUs during the three and nine months ended September 30, 2026.

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation

The Company recognized share-based compensation as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Research and development	$6,554	$3,718	$18,709	$9,878
General and administrative	6,176	3,777	18,294	11,044
Total share-based compensation	$12,730	$7,495	$37,003	$20,922

Pre-Funded Warrants

On December 11, 2025, in connection with the 2025 Follow-On Offering the Company issued 9,961,538 ADSs, including the issuance of 1,500,000 ADSs in connection with the full exercise of the 2025 Underwriters’ Option, and, in lieu of ADSs to certain investors, 1,538,462 Pre-Funded Warrants to purchase 4,615,386 ordinary shares. The Pre-Funded Warrants were sold at a public offering price of $64.9999 per Pre-Funded Warrant, which represents the per ADS public offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants do not have an expiration date and are exercisable at any time. The Pre-Funded Warrants are classified as a component of permanent equity within the Company’s condensed consolidated balance sheets as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of ordinary shares upon exercise. Upon issuance, the Company recorded the Pre-Funded Warrants at the net proceeds, after deducting $6.2 million of underwriting discount and commissions and other offering expenses, of approximately $93.8 million. The Company may receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. As of September 30, 2026, none of the Pre-Funded Warrants have been exercised.

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

Under the terms of the GNE Agreement, the Company received an upfront payment of $100.0 million from Genentech in January 2026. In addition, the Company is eligible to receive low-single-digit royalties on annual worldwide net sales of licensed products.

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

Under the Exelixis Agreement, the Company is eligible for initial payments totaling $10.0 million and patent cost reimbursements, and contingent milestone payments of up to $90.0 million in the aggregate. In addition, the Company is eligible to receive tiered, low-single-digit royalties on the net sales of approved products. As of December 31, 2025, initial payments and patent cost reimbursements of $10.2 million had been received and were included in gains on sale of non-financial asset on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. At the inception of the Exelixis Agreement and as of September 30, 2026, it was determined that it was not more likely than not that the variable consideration related to the contingent milestone payments and royalties would be received and, therefore, such variable consideration was excluded from the total consideration. The contingent milestone payments will be recognized if and when it becomes more likely than not that the underlying milestones will be achieved and royalties will be recognized if and when the related sales occur.

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

If Lhotse developed and commercialized a product containing a compound (a “Lhotse Collaboration Compound”), that was discovered or developed under the Lhotse-Schrödinger Agreement (a “Lhotse

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collaboration Product”), Lhotse was obligated to pay Schrödinger LLC development and regulatory milestone payments of up to an aggregate of $17.0 million, regardless of the number of Lhotse Collaboration Products that reach such milestones. Lhotse will also be obligated to pay Schrödinger LLC tiered royalties on a Lhotse Collaboration Product-by-Lhotse Collaboration Product basis equal to low-single-digit percentages on aggregate worldwide net sales of Lhotse Collaboration Products, subject to specified reductions and offsets. Lhotse’s obligation to pay royalties to Schrödinger LLC was to expire on a Lhotse Collaboration Product-by-Lhotse Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Lhotse patent claim covering the composition of matter of the Lhotse Collaboration Compound contained in such Lhotse Collaboration Product in such country, (ii) the expiration of regulatory, pediatric, orphan drug, or data exclusivity with respect to such Lhotse Collaboration Product in such country, and (iii) ten years after the first commercial sale of such Lhotse Collaboration Product in such country (the “Lhotse Royalty Term”).

The Lhotse-Schrödinger Agreement expired after three years. Lhotse’s obligation to make milestone and royalty payments (subject to the Lhotse Royalty Term) to Schrödinger LLC continues after the expiration of the Lhotse-Schrödinger Agreement. As of September 30, 2026 and December 31, 2025, no milestone or royalty payments have been paid or accrued.

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

If Aconcagua develops and commercializes a product containing a compound (“Aconcagua Collaboration Compound”) that is discovered or developed under the Aconcagua-Schrödinger Agreement or a derivative thereof (“Aconcagua Collaboration Product”), Aconcagua is obligated to pay Schrödinger development, regulatory and commercialization milestone payments of up to an aggregate of $89.0 million for the first Aconcagua Collaboration Product to achieve a particular milestone event, regardless of the number of Aconcagua Collaboration Products that reach such milestones. Aconcagua will also be obligated to pay Schrödinger tiered royalties in the low-single-digit range on aggregate worldwide net sales of all Aconcagua Collaboration Products, subject to specified reductions and offsets. Aconcagua’s obligation to pay royalties to Schrödinger will expire on an Aconcagua Collaboration Product-by-Aconcagua Collaboration Product and country-by-country basis on the later of (i) the expiration of the last-to-expire Aconcagua owned patent claim covering the composition of matter of the Aconcagua Collaboration Compound contained in such Aconcagua Collaboration Product in such country and (ii) ten years after the first commercial sale of such Aconcagua Collaboration Product in such country (“Aconcagua Royalty Term”).

STRUCTURE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unless terminated earlier, the Aconcagua-Schrödinger Agreement will continue for three years, subject to extension by mutual written agreement of the parties. Either party may terminate the Aconcagua-Schrödinger Agreement for convenience after a specified period or for the other party’s uncured material breach. Aconcagua’s obligation to make milestone and royalty payments (subject to the Aconcagua Royalty Term) to Schrödinger continues after the expiration or termination of the Aconcagua-Schrödinger Agreement, unless the Aconcagua-Schrödinger Agreement is terminated under specified circumstances. As of September 30, 2026, three milestones totaling $21.0 million were achieved and $9.0 million was paid.

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(144,757)	$(65,712)	$(326,884)	$(174,206)
Denominator:
Weighted-average ordinary shares outstanding	213,969	175,469	213,345	173,402
Add: weighted average of ordinary shares to be issued upon exercise of Pre-Funded Warrants	4,615	—	4,615	—
Weighted average shares used to compute net loss per share, basic and diluted	218,584	175,469	217,960	173,402
Net loss per share, basic and diluted	$(0.66)	$(0.37)	$(1.50)	$(1.00)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been antidilutive (in thousands):

	AS OF
	SEPTEMBER 30,
	2026	2025
Options to purchase ordinary shares	17,234	15,814
Unvested restricted share units	6,611	2,717
Shares committed under ESPP	256	310
Total	24,101	18,841

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors,” under Part II. Item 1A. and those discussed in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.

Overview

We are a clinical-stage global biopharmaceutical company developing novel oral small molecule therapeutics to treat a wide range of chronic diseases with unmet medical need. Our differentiated technology platform leverages both structure-based drug discovery and our expertise in computational chemistry to discover and develop small molecule therapeutics against G-protein coupled receptors (“GPCRs”). These important receptors regulate numerous and diverse physiological and pathological processes. In fact, approximately one in every three marketed medicines targets GPCR-associated pathways for the treatment of various metabolic, cardiovascular and pulmonary disorders. By leveraging our world-class GPCR know-how, we are designing differentiated small molecule therapies to overcome the limitations of biologics and peptide therapies that target this family of receptors.

Our most advanced product candidate to date is aleniglipron, also known as GSBR-1290, an oral small molecule selective glucagon-like-peptide-1 receptor (“GLP-1R”) agonist currently in five ongoing clinical trials for the treatment of obesity, overweight and related conditions. We have two oral small molecule amylin receptor agonists: ACCG-2671, which is currently in Phase 1/2a clinical development, and ACCG-3535, which we have selected as our second amylin development candidate. Our obesity pipeline also includes multiple preclinical discovery stage small molecules targeting glucose-dependent insulinotropic polypeptide and glucagon receptors. Importantly, these programs have the potential to be developed as monotherapy as well as in fixed-dose combination with our backbone GLP-1 or amylin development candidates. These combination products enable us to potentially address diseases beyond obesity including type 2 diabetes mellitus (“T2DM”), heart failure, sleep apnea, chronic kidney disease, osteoarthritis, metabolic dysfunction-associated steatotic liver disease (“MASH”) and potentially even addiction and Parkinson’s disease and Alzheimer’s disease, areas where we are starting to see encouraging data with GLP-1Rs. Our product candidates, as oral small molecules, have the potential to be more accessible medicines than biologics and peptide therapies with potentially differentiated efficacy and safety and, from a manufacturing standpoint, more scalable to meet global demand.

Aleniglipron (GSBR-1290) – Oral Small Molecule Selective GLP-1R Agonist for Obesity

In the fourth quarter of 2024, we initiated the Phase 2b ACCESS trial, a randomized, double-blind, placebo-controlled, dose-range finding trial of aleniglipron in approximately 220 adult participants living with obesity (body mass index (“BMI”) ≥ 30 kg/m2), or overweight (BMI ≥ 27 kg/m2) with at least one weight-related comorbidity. Participants started at 5 mg of aleniglipron (or placebo) with a 4-week titration schedule, reaching target doses of 45 mg, 90 mg and 120 mg. The primary endpoint was percent change in body weight from baseline to week 36. Secondary endpoints included safety and tolerability of the monthly titration scheme, as well as pharmacokinetics of aleniglipron. In the fourth quarter of 2024, we initiated a randomized, double-blind, placebo-controlled dose-range finding Phase 2 trial of aleniglipron, known as ACCESS II, in approximately 82 adult participants living with obesity or overweight with at least one weight-related comorbidity. The trial was designed to evaluate two higher doses of aleniglipron. Participants started at 5 mg of aleniglipron (or placebo) and followed a 4-week titration schedule up to target doses of 120 mg, 180 mg and 240 mg.

In February 2025, we completed enrollment in the ACCESS and ACCESS II trials, and in December 2025, we reported topline data from the ACCESS clinical program including 36-week topline data from the core Phase 2b ACCESS trial, 36-week interim data from the exploratory ACCESS II trial, interim data from the Phase 2 body composition trial and the Phase 2b ACCESS open label extension (“OLE”) trial. In summary, the Phase 2b ACCESS trial demonstrated a placebo-adjusted mean weight loss of 11.3% with the 120 mg dose at 36 weeks; the exploratory ACCESS II dose exploration trial demonstrated a placebo-adjusted mean weight loss of 15.3% at 240 mg at 36 weeks. The tolerability profile reflected the well-known gastrointestinal-related adverse events typical of the GLP-1 class, with a favorable overall discontinuation rate of 10.4%.

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

In September 2026, we reported additional results from the ACCESS OLE trial. The ACCESS OLE was designed to evaluate the tolerability profile of the dosing regimen starting at the 2.5 mg dose for those previously on placebo and to collect up to 72 weeks of data on exposure to aleniglipron, including the 180 mg dose. Participants originally randomized to the 45 mg, 90 mg and 120 mg arms in ACCESS who continued into the OLE and dosed up to 180 mg achieved mean weight loss of 11.6%, 14.4% and 16.2%, respectively, at 72 weeks, with no evidence of weight loss plateau in the two top dose groups. Treatment discontinuations due to treatment-emergent adverse events occurred in fewer than 5% of participants in the OLE. Participants previously assigned to placebo who initiated aleniglipron at a 2.5 mg starting dose demonstrated improved gastrointestinal tolerability compared with the 5 mg starting dose used in the double-blind portion of ACCESS. There were no cases of drug-induced liver injury, and all observed liver enzyme elevations resolved without treatment discontinuation, consistent with prior aleniglipron clinical trials.

In addition, the body composition trial is ongoing to assess the effect of aleniglipron on body fat loss over a 44-week evaluation period, which includes a 28-week titration period and a starting dose of 2.5 mg and target dose of 180 mg of aleniglipron. We anticipate topline results from the body composition trial in the fourth quarter of 2026.

We are also conducting an ongoing 30-week trial to evaluate aleniglipron in participants living with T2DM and obesity/overweight and a starting dose of 2.5 mg and a target dose of 180 mg. We anticipate data from the T2DM trial in the fourth quarter of 2026.

The ongoing SWITCH trial is designed to assess the transition or switching from an approved injectable GLP-1 receptor agonist to once-daily oral aleniglipron for weight loss maintenance. This trial assesses different aleniglipron starting doses and weight loss maintenance over 12 weeks. We anticipate data from the SWITCH trial in the fourth quarter of 2026.

Data from the ACCESS clinical program supported and informed the advancement of aleniglipron into Phase 3 development. The Company received positive end-of-Phase 2 correspondence from the U.S. Food and Drug Administration (“FDA”) and clear guidance on the Phase 3 program.

In August 2026, we initiated the Phase 3 ACCOMPLISH program, which includes two clinical trials evaluating aleniglipron. ACCOMPLISH-1 will evaluate aleniglipron in adults living with obesity or overweight with a weight-related comorbidity and will enroll up to 3,600 patients. ACCOMPLISH-2 will evaluate aleniglipron in adults living with obesity or overweight and T2DM and will enroll up to 1,100 patients. We expect topline data from both trials in the second half of 2028.

ACCOMPLISH-1 and ACCOMPLISH-2 are randomized, double-blind, placebo-controlled trials designed to evaluate the long-term efficacy and safety of three maintenance doses of aleniglipron. Participants in the clinical trials will be randomized to one of four treatment arms to evaluate three doses (45 mg, 90 mg or 180 mg) or placebo. Participants will begin treatment with aleniglipron at a starting dose of 2.5 mg or placebo with a 4-week titration schedule. Together, the ACCOMPLISH clinical trials are designed to support regulatory submissions for aleniglipron in chronic weight management.

ACCG-2671 and ACCG-3535 – Oral Small Molecule Amylin Receptor Agonist for Obesity

We are advancing our amylin oral small molecule program and initiated a Phase 1/2a clinical trial of our lead candidate, ACCG-2671, in December 2025.

In September 2026, we reported topline results from the single ascending dose (“SAD”) portion of the ACCG-2671 clinical trial, which evaluated safety, tolerability, pharmacokinetics and exploratory pharmacodynamics in 31 healthy adult participants without obesity. Participants received a single dose of 1, 2, 5 or 10 mg of ACCG-2671 or placebo. ACCG-2671 demonstrated rapid absorption, exposure consistent with dose proportionality and a terminal half-life of approximately six days, supporting further evaluation of daily and weekly dosing. There were no serious adverse events, no drug-related treatment-emergent adverse events leading to treatment discontinuation and no cases of drug-induced liver injury. No nausea or vomiting was reported in the placebo, 1 mg or 2 mg cohorts, while gastrointestinal adverse events were observed at the higher doses. Exploratory findings included a mean body weight reduction of 3.3% at Day 24 following a single 10 mg dose in six participants.

We have begun dosing in the multiple ascending dose (“MAD”) portion of the trial, a randomized, placebo-controlled trial evaluating the safety, tolerability and pharmacokinetics of ACCG-2671 administered for 84 days in participants living with obesity. The trial is evaluating daily and weekly dosing regimens and different titration approaches and includes a cohort receiving a stable dose of an injectable GLP-1 receptor agonist. We anticipate topline results from the MAD portion of the trial in the first half of 2027.

In November 2025, we selected a second dual amylin and calcitonin receptor agonist (“DACRA”) development candidate, ACCG-3535. ACCG-3535 is a unique chemical structure from ACCG-2671. Preclinical ACCG-3535 data indicated high binding affinity to human amylin and calcitonin receptors and balanced potency in human amylin and calcitonin receptor functional assays. In addition, ACCG-3535 demonstrated robust food intake suppression and significant, dose-dependent body weight reduction as a monotherapy in diet-induced obese rats. Combination therapy with semaglutide (both concurrently and as a subsequent add-on to semaglutide) resulted in superior weight loss compared to semaglutide or ACCG-3535 monotherapy. We expect to initiate a Phase 1 trial for ACCG-3535 in the fourth quarter of 2026.

We expect to initiate a clinical trial evaluating a combination of oral small molecule amylin and GLP-1 receptor agonists in 2027.

GIP and GCG Receptor Oral Small Molecule Obesity Programs

Beyond our GLP-1R and amylin receptor programs, we are developing next generation oral incretins for potential combination therapy with GLP-1R or amylin candidates. These include small molecule candidates targeting glucose-dependent insulinotropic polypeptide receptor (“GIPR”) and GCG receptor (“GCGR”), each designed with customized properties to achieve additional benefit. We believe GLP/GIPR modulation has the potential to provide a differentiated treatment in obesity. In our GCGR program, we have identified multiple GCGR agonist and dual GLP-1R/GCGR agonist hits for small molecule GCGR modulation. GCGR is primarily expressed in the liver and therefore GCGR agonists could play an important role in liver-mediated diseases, specifically MASH.

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

We are a Cayman Islands exempted company incorporated with limited liability. We were initially formed as a Delaware limited liability company in 2016 under the name ShouTi Inc., and reorganized as a Cayman Islands exempted company in February 2019. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, and establishing our intellectual property portfolio, and providing general and administrative support for these activities. We do not have any product candidates approved for sale and have not generated any revenue from our products. Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $326.9 million and $174.2 million in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $797.2 million.

As of September 30, 2026, we have cash, cash equivalents and short-term investments of $1,240.0 million. We received $100.0 million in the first quarter of 2026 consisting of an upfront license fee for certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the Phase 3 registrational program for aleniglipron in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities and initiate additional clinical trials, expand our product pipeline, hire additional personnel and invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, consulting, and tax-related services associated with being a public company, compliance with Nasdaq listing and SEC requirements, director and officer insurance premiums and investor relations costs that we did not incur as a private company. As a result, we will need substantial additional capital to develop our product candidates, including to fund Phase 3 clinical trials of aleniglipron, and fund operations for the foreseeable future. Moreover, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Until such time as we can generate significant revenue from our products, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Impact of Geopolitical and Macroeconomic Factors

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, tariffs, global pandemics, geopolitical tensions between the United States and China, and various global conflicts for the nine months ended September 30, 2026, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict, including our ability to raise additional funds, disruptions to the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, impediments to our clinical trial initiation and recruitment, errors or omissions at our clinical sites and the ability of patients to continue in clinical trials, delays in the FDA’s review and approval processes, our ability to effectively operate across different geographies in which our offices are located, any increases in interest rates and economic inflation, bank failures, the impact on the global economy due to various global conflicts, higher prices of supplies, tariffs, changes in monetary and fiscal policy, U.S. political developments and other sources of instability and changes in availability and cost of credit and our ability to access capital. The ultimate impact of these geopolitical and macroeconomic factors, as well as any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
Operating expenses:
Research and development	$134,552	$58,989
General and administrative	21,781	14,798
Total operating expenses	156,333	73,787
Loss from operations	(156,333)	(73,787)
Interest and other income, net	11,747	8,183
Loss before income tax expense	(144,586)	(65,604)
Provision for income taxes	171	108
Net loss	$(144,757)	$(65,712)

Research and Development Expenses

Research and development expenses increased by $75.6 million, or 128%, to $134.6 million during the three months ended September 30, 2026, compared to $59.0 million during the three months ended September 30, 2025. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
Product candidate:
Aleniglipron (GSBR‑1290)	$79,295	$31,958
ACCG-2671	26,555	9,044
ACCG-3535	1,471	—
Other	27,231	17,987
Total research and development expenses	$134,552	$58,989

General and Administrative Expenses

General and administrative expenses increased by $7.0 million, or 47%, to $21.8 million during the three months ended September 30, 2026, compared to $14.8 million during the three months ended September 30, 2025. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations.

Interest and Other Income, Net

Interest and other income, net, increased by $3.6 million to $11.7 million during the three months ended September 30, 2026, compared to $8.2 million during the three months ended September 30, 2025. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
Operating expenses:
Research and development	$301,116	$156,566
General and administrative	63,226	43,983
Total operating expenses	364,342	200,549
Loss from operations	(364,342)	(200,549)
Interest and other income, net	38,053	26,688
Loss before provision for income taxes	(326,289)	(173,861)
Provision for income taxes	595	345
Net loss	$(326,884)	$(174,206)

Research and Development Expenses

Research and development expenses increased by $144.6 million, or 92%, to $301.1 million during the nine months ended September 30, 2026, compared to $156.6 million during the nine months ended September 30, 2025. The increase in research and development expenses was primarily due to increases related to clinical trial costs, preclinical research and development expenses and employee expenses (primarily due to an increase in personnel).

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
Product candidate:
Aleniglipron (GSBR‑1290)	$180,352	$85,225
ACCG-2671	42,150	24,304
ACCG-3535	6,509	—
Other	72,105	47,037
Total research and development expenses	$301,116	$156,566

General and Administrative Expenses

General and administrative expenses increased by $19.2 million, or 44%, to $63.2 million during the nine months ended September 30, 2026, compared to $44.0 million during the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily due to increases in employee expenses as we expanded our infrastructure to drive and support the growth in our operations.

Interest and Other Income, Net

Interest and other income, net, increased by $11.4 million to $38.1 million during the nine months ended September 30, 2026, compared to $26.7 million during the nine months ended September 30, 2025. The increase in interest and other income, net, was primarily due to an increase in interest income from higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Sources of Funds

At-the-Market Offering

In August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “ATM Sales Agents”), pursuant to which we may, from time to time, offer and sell our ADSs through the ATM Sales Agents in any manner deemed to be an “at-the-market” offering, initially up to an aggregate offering amount of $250.0 million. In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. The net proceeds after deducting sales commissions to the ATM Sales Agents were approximately $57.1 million, and, after further deducting offering expenses were approximately $55.8 million. In May 2026, we amended and restated the ATM Sales Agreement (the “Amended and Restated Sales Agreement”) to remove the aggregate offering amount of ADSs we may offer and sell thereunder (the “ATM Shares”). In connection with the Amended and Restated Sales Agreement, in May 2026, we filed a prospectus supplement (the “Prospectus Supplement”) to the prospectus filed on August 6, 2025 with the SEC as part of our automatic shelf registration statement on Form S-3. We filed the Prospectus Supplement to increase the ATM Shares available to be sold pursuant to the terms of the Amended and Restated Sales Agreement by an additional $150.0 million, for an aggregate offering amount of up to $400.0 million. As of the date of this Quarterly Report, approximately $341.5 million remained available for sale.

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

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $1,240.0 million and an accumulated deficit of $797.2 million.

Funding Requirements

Since our inception, we have incurred net operating losses and negative cash flows from operations. We had net losses of $326.9 million and $174.2 million in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $797.2 million. Our primary activities to date have included organizing and staffing our company, business and scientific planning, raising capital, conducting research and development activities, entering into strategic and corporate structuring transactions, enabling manufacturing activities in support of our product candidate development efforts, establishing our intellectual property portfolio, and providing general and administrative support for these activities.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $1,240.0 million. We received $100.0 million in the first quarter of 2026 consisting of an upfront license fee for certain patents that cover a class of oral GLP-1 receptor agonists that is different from aleniglipron. Based on our current business plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations for at least the next 12 months from the date of the issuance of our condensed consolidated financial statements. Further, based on our current business plan, we estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the Phase 3 registrational program for aleniglipron in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based this estimate on assumptions that may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a holder of our ADSs. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our ordinary shares.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(206,581)	$(157,783)
Investing activities	(372,086)	33,656
Financing activities	1,077	57,529
Net decrease in cash and cash equivalents	$(577,590)	$(66,598)

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $206.6 million, consisting of a net loss of $326.9 million, partially offset by a decrease in net operating assets of $89.8 million and non-cash charges of $30.5 million. The decrease in net operating assets was primarily due to a decrease in other receivable. Non-cash charges consisted primarily of share-based compensation, partially offset by net gain from accretion of net investment discounts. The increase in net loss was primarily due to the increase in operating expenses as we invest in our research and development efforts.

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

Cash Flows (Used in) Provided by Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $372.1 million, consisting primarily of net purchases of short-term investments of $367.3 million and purchases of property and equipment of $4.8 million.

During the nine months ended September 30, 2025, net cash provided by investing activities was $33.7 million, consisting primarily of net maturities of short-term investments of $30.6 million, and advance payment received for sale of non-financial asset of $5.2 million.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $1.1 million, consisting primarily of proceeds from issuance of ordinary shares under employee share plans of $4.2 million, partially offset by payment of taxes on restricted share units withheld for taxes of $3.1 million.

During the nine months ended September 30, 2025, net cash provided by financing activities was $57.5 million, consisting primarily of proceeds from our sales under the ATM Offering of $57.1 million, net of sales commission.

Contractual Obligations

As of September 30, 2026, our contractual obligations consist of facilities lease payments totaling $7.5 million, with $3.2 million expected to be paid within the next 12 months. See “Operating Leases” in Note 5 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Our critical accounting policies and estimates are described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report. There were no material changes to these accounting policies during the nine months ended September 30, 2026.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our unaudited interim condensed consolidated financial statements included in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are described in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There were no material changes to these quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, which is the end of the period covered by this Quarterly Report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in 2016, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our structure-based drug discovery platform, identifying and developing our product candidates, conducting preclinical studies and, more recently, clinical trials, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our structure-based drug discovery platform is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or, if approved, commercially. Further, aleniglipron, our product candidate for obesity, overweight and related conditions; ACCG-2671 and ACCG-3535, our oral small molecule amylin receptor agonist development candidates for the treatment of obesity; and LTSE-2578, our product candidate for IPF, are in clinical development and our other product candidates and programs are in preclinical development or discovery stages. Accordingly, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception and expect to continue to incur significant and increasing operating losses for at least the next several years. Our net losses were $326.9 million and $141.2 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $797.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources, including additional funding to conduct Phase 3 clinical trials of aleniglipron, before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments, as of September 30, 2026, will be sufficient to fund our projected operations and key clinical milestones through the end of 2028. This includes costs related to the ongoing aleniglipron ACCESS OLE, ACCESS II extension trial, the supplementary trials, and Phase 3 registrational program in chronic weight management, but excludes additional costs related to pre-commercialization activities including commercial manufacturing. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses and other similar arrangements. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potentially grants, collaborations, licenses or other similar arrangements. For example, (i) in October 2023, we issued and sold an aggregate of 21,617,295 ordinary shares and 2,401,920 newly designated non-voting ordinary shares; (ii) in June 2024, we issued and sold an aggregate of 10,427,017 ADSs; (iii) in August 2025, we entered into a sales agreement (the “ATM Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co., pursuant to which we may offer and sell our ADSs in at-the-market offerings, initially up to an aggregate offering amount of $250.0 million, and in September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement; and in May 2026, we amended and restated the ATM Sales Agreement (the “Amended and Restated Sales Agreement”) to remove the aggregate offering cap and filed a prospectus supplement registering an additional $150.0 million in ADSs available to be sold thereunder, for an aggregate offering amount of up to $400.0 million (as of the date of this Quarterly Report, approximately $341.5 million remained available for sale); and (iv) in December 2025, we issued and sold an aggregate of 9,961,538 ADSs and, in lieu of ADSs, pre-funded warrants to purchase ordinary shares represented by 1,538,462 ADSs. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our ADS holders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as limitations on our ability to incur additional debt, make capital expenditures or declare dividends. If we raise funds through collaborations or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We are early in our development efforts and only have four product candidates in clinical development — aleniglipron, ACCG-2671, ACCG-3535 and LTSE-2578. All of our other development programs are in the preclinical or discovery stage. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts and have four product candidates, aleniglipron, ACCG-2671, ACCG-3535 and LTSE-2578, in clinical development.

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

Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. Furthermore, the results from clinical trials or preclinical studies of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. For example, the preliminary topline nature of aleniglipron results, the length of the trial and sample size may render these results not necessarily indicative of the results for our future clinical trials for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using the least squares method (“LSM”) and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the trial and had similar baseline characteristics (implicit imputation). Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these trials with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future product sales and regulatory and commercialization milestones. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. For example, to facilitate potential commercial-scale manufacturing, we expect to transition from capsule formulations of our product candidates used for early clinical trials to tablet formulations, including the addition of excipients, in later-stage clinical trials. While these formulation transitions are common for small molecule drug candidates, we cannot guarantee that we will not encounter delays or unexpected results in bridging trials or implementing necessary changes to the manufacturing process. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring comparable products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials with a broader group of patients, or as use of these product candidates becomes more widespread if they receive marketing approval, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by participants. Many times, side effects are only detectable after investigational product candidates are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our current product candidates and any future product candidates have serious or life-threatening side effects or other side effects that outweigh the potential therapeutic benefit, the development of the product candidate may fail or be delayed, or, if the product candidate has received marketing approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition. In particular, because we are developing our product candidates for chronic indications, the FDA and applicable foreign authorities will likely require that our product candidates demonstrate a higher level of safety over a longer period of time than would be the case for product candidates intended for short-term use. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if any of our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial value for the product candidate if approved. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. In our completed Phase 1 SAD and Phase 1b MAD trial of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the trial drug: nausea, headache, vomiting, dehydration, decreased appetite, dizziness, and diarrhea. In our completed Phase 2a trial of aleniglipron, the following adverse events occurred and were considered probably or possibly related to the trial drug: nausea, headache, vomiting, decreased appetite, dyspepsia, and diarrhea. In our aleniglipron ACCESS II trial, the following adverse events occurred and were considered probably or possibly related to the trial drug: nausea, vomiting, diarrhea, headache, constipation and abdominal distention. In our completed Phase 1 SAD trial of ACCG-2671, no nausea or vomiting was reported at the placebo, 1 mg or 2 mg dose levels; however, dose-related gastrointestinal AEs emerged at higher doses, with nausea reported in four of five participants and vomiting reported in three of five participants at the 5 mg dose, and both nausea and vomiting reported in all six participants at the 10 mg dose. These findings informed the starting doses and titration strategy for the ongoing MAD portion of the Phase 1/2a clinical trial of ACCG-2671, but we cannot guarantee that the titration strategy we have adopted will sufficiently mitigate these or other gastrointestinal or dose-related AEs as we continue to evaluate ACCG-2671. However, further analysis may reveal AEs inconsistent with the safety results observed. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound.

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

As an organization, we have never completed later-stage clinical trials or submitted an NDA and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs is complicated. We have not completed any later-stage or pivotal clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other applicable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we have limited experience in later-stage interactions with FDA, and other foreign regulatory agencies and we cannot guarantee timely feedback or alignment on our future clinical trial designs, dose rationale and overall size of the database needed for any future marketing applications. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

We have conducted, or plan to conduct some of our initial clinical trials for aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects. For example, topline results and the length of the study and sample size may render the results of our prior aleniglipron trials not necessarily indicative of the results for our future clinical trials for aleniglipron and may not be comparable to other weight loss products or product candidates, including other oral selective GLP-1RAs. In addition, given the size of the Phase 2a obesity cohort, the primary efficacy endpoint of weight loss was calculated using LSM and analyzed based on the primary efficacy estimand using a mixed model for repeated measures. This means that we drew on all available data, including data from patients that did not follow-up at 12 weeks. The model estimates how patients with missing data would have responded based on patients who continued the trial and had similar baseline characteristics (implicit imputation). Due to the preliminary nature of these results and the length of the trial and sample size, these results are not necessarily indicative of the final results for our clinical trials for aleniglipron. If the final data are materially different from the preliminary topline data reported, this could significantly harm our business prospects.

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

International trade policies, including tariffs, sanctions, trade barriers and other policies and regulations that impact international operations may adversely affect our business, financial condition, results of operations and prospects.

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

Additionally, in October 2026, the U.S. Department of the Treasury proposed draft regulations under the Comprehensive Outbound Investment National Security Act of 2025, which, among other things, would prohibit certain U.S. investments and other transactions involving a broad range of biotechnology activities in certain countries of concern, including China. To the extent these regulations ultimately take effect, our ability to collaborate with parties affiliated with certain countries, including China, in certain types of transactions may be diminished or eliminated. These and other risks, including the risks described in “Risks Related to Doing Business in China and Our International Operations”, may materially adversely affect our ability to attain or sustain revenue in international markets.

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

We do not currently have the ability to independently conduct certain discovery research, preclinical studies and clinical trials for our product candidates. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical trials. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies or clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

In October 2020, Lhotse Bio, Inc. (“Lhotse”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Lhotse-Schrödinger Agreement”) with Schrödinger LLC. In November 2023, Aconcagua Bio, Inc. (“Aconcagua”), our wholly-owned subsidiary, entered into a collaboration agreement (the “Aconcagua-Schrödinger Agreement”) with Schrödinger. Under both agreements, Schrödinger agreed to provide computational modeling and design support, including by using its technology platform to perform virtual screens, and Lhotse and Aconcagua agreed to provide day-to-day chemistry and biology support. See “Collaboration Agreements” in Note 9 to our unaudited interim condensed consolidated financial statements in Part I. Item 1 “Financial Statements” in this Quarterly Report for additional information.

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

Trade secrets and confidential information, however, may be difficult to protect. We seek to protect our trade secrets, know-how and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information, including to competitors. In addition, competitors or other third parties may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

The adoption and deployment of AI in our, and any third-party collaborators’ operations, and in particular our and any third-party collaborators’ R&D efforts to explore new targets and develop effective products, may not be effective and may expose us to risk.

The industry in which we compete is characterized by rapid technological advancements, frequent introductions of new products and heavy competition. The discovery of new products and targets remains vital to our success and the implementation by us and by any third-party collaborators of AI technologies and processes, including advanced predictive analytics, computational approaches for drug discovery and so-called “generative” AI, has the potential to provide significant benefits in these areas. Use of AI in our efforts may be difficult to deploy successfully due to operational issues inherent in such methods. In particular, the AI algorithms utilize machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to ineffective product or target candidates and exposure to competitive and reputational harm. We face increased competition from other companies that are using AI and related methods for drug discovery, some of which have more resources than we do and may have developed more effective methods than we and any third-party collaborators have, which may reduce our and any third-party collaborator’s effectiveness in identifying potential targets and attracting additional collaborators to work with us. Even with the successful implementation of AI, we may fail to correctly identify indications and allocate resources efficiently, which could adversely impact our pipeline and ability to compete effectively.

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

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not ensure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs.

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

We are aware of GLP-1R small molecules in development by Eli Lilly, Qilu Regor Therapeutics, AstraZeneca/Eccogene, Jiangsu Hengrui Medicine, Huadong, Sciwind Biosciences, Ascletis, Gilead, Kallyope, MindRank, vTv Therapeutics, Corxel, Merck, Pfizer, Carmot Therapeutics (acquired by Roche Group in January 2024) and Kailera Therapeutics, formerly Hercules CM Newco (licensed HRS-7535, an oral small molecule GLP-1; HRS-9531 a GLP-1/GIP; and preclinical asset HRS-4729, a GLP-1/GIP/GCG from Jiangsu Hengrui Medicine). We have granted Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively “GNE”) a non-exclusive license to and covenant that we will not assert certain of our patents with respect to the exploitation of CT-996, a GLP-1R small molecule being developed by GNE following its acquisition of Carmot Therapeutics. We will not be able to utilize these patent rights to prevent the commercialization of this competitive molecule if it is successfully developed but we will be eligible for royalties on its sale in patented countries. There are currently approved GLP-1R agonists for the treatment of diabetes and obesity marketed by Novo Nordisk, Eli Lilly, AstraZeneca and Sanofi. We are also aware of other GLP-1R plus dual/tri incretin targeting peptides in development by Eli Lilly, Jiangsu Hansoh Pharmaceutical Group, Boehringer Ingelheim, Altimmune, Carmot Therapeutics, Sciwind Biosciences, Novo Nordisk, Viking Therapeutics, Amgen, Merck, Zealand Pharma, D&D Pharmatech, GMAX Biopharma, Jiangsu Hengrui Medicine, BrightGene, Innovent Biologics, PegBio, MetaVia Therapeutics, Hanmi Pharmaceuticals, ProGen Co., Pep2Tango, Metsera (acquired by Pfizer in November 2025), QL Biopharma, Lexaria Bioscience, Sun Pharmaceutical, Gan & Lee, Innogen, Biomed Industries, Verdiva Bio and Ascletis. Despite significant biopharmaceutical industry investment, no oral small molecule therapy targeting amylin has been approved for the treatment of diabetes or obesity. We are aware of amylin small molecules in preclinical development by: Eli Lilly, Eccogene, Nxera, Iktos/Cube Biotech strategic collaboration, Alveus Therapeutics, Ascletis, Laekna, Corxel and Ambrosia Biosciences. Additionally, we are aware of APJ receptor targeted product candidates in development for COVID 19 acute respiratory distress syndrome by CohBar, Inc.; IPF, systemic sclerosis interstitial lung disease, and kidney nephrotic syndrome by Apie Therapeutics; obesity by Laekna, Prospect Therapeutics, BioAge Labs; and muscle atrophy by BioAge Labs, Inc. Both Amgen and Bristol Myers Squibb (“BMS”) have APJ receptor targeted product candidates for heart failure. Furthermore, we are aware of LPA1R targeted product candidates in development for IPF by BMS, Horizon Therapeutics (acquired by Amgen in October 2023) and DJS Antibodies; and myelin restoration and neuroinflammation by Contineum Therapeutics.

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

As of September 30, 2026, we had 281 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. Although we have previously claimed a refundable research and development tax credit, there is a possibility that we may not be able to claim such credit or we might qualify for a lesser credit. If we lose our ability to operate Annapurna AU or Gasherbrum AU in Australia, or if in the future we are ineligible or unable to receive the research and development tax credit or are required to refund any research and development tax credit previously received or have to reserve for such credit in our financial statements, or if the Australian government significantly reduces or eliminates the tax credit, our business and results of operations may be adversely affected.

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

The Data Protection Act (As Revised) of the Cayman Islands (“Data Protection Act”) imposes obligations on data controllers in relation to the processing of personal data, and also introduced rights for data subjects (which may be subject to various exemptions), including, among others: (a) personal data must be processed fairly and on the basis of one of the grounds for processing as set out in the Data Protection Act; (b) personal data must be obtained for a specified lawful purpose; (c) personal data must be adequate, relevant and not excessive in relation to the purpose for which it was processed; (d) personal data must be accurate and, where necessary, kept up to date; (e) personal data must not be kept for longer than is necessary; (f) personal data must be processed in accordance with the rights of the data subject; (g) appropriate technical and organizational security measures must be taken to prevent unauthorized or unlawful processing, accidental loss or destruction of personal data; and (h) the personal data may not be transferred to a country unless that country ensures an adequate level of protection for the rights and freedoms of data subjects.

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

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a certain degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. The Chinese government may intervene in or influence our operations, which could result in a change in our operations and impact the value of our ADSs. Any economic downturn, whether actual or perceived, further decrease in economic growth rates or an otherwise uncertain economic outlook could affect our business, financial condition and results of operations, as well as the market price of our ADSs. In addition, the global macroeconomic environment is facing challenges. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions, and our business operations in the long term. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. Due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate and geopolitical tensions between China and the United States increase, our business in China and the United States, as well as the market price of our ADSs, may also be affected.

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

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress (“SCNPC”) in November 2016 which came into effect in June 2017 and was amended in October 2025, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in June 2007, require companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law and the Administrative Measures for the Hierarchical Protection of Information Security provide that China adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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

In addition, certain industry-specific laws and regulations affect the collection and transfer of data in the PRC. The Regulations on the Administration of Human Genetic Resources of the PRC (the “HGR Regulation”) was promulgated by the State Council in May 2019 and came into effect in July 2019, and was further revised in May 2024. It stipulates that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. Foreign organizations and the entities established or actually controlled by foreign organizations or individuals may only utilize and be provided with China’s human genetic resources after satisfaction of all requirements under the HGR Regulation and other applicable laws, such as (i) China’s human genetic resources being utilized only in international cooperation with Chinese scientific research institutions, universities, medical institutions, and enterprises for scientific research and clinical trials after completion of requisite approval or filing formalities with competent governmental authorities, and (ii) China’s human genetic resources information being provided after required filing and information backup procedures have been completed. In October 2020, the SCNPC promulgated the Biosecurity Law of the PRC, which came into effect in April 2021 and was further revised in April 2024. The Biosecurity Law of the PRC reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative sanctions where China’s human genetic resources are collected, preserved, exported or used in international cooperation in violation of applicable laws. In May 2023, the Ministry of Science and Technology published the Implementing Rules for the Regulations on the Administration of Human Genetic Resources (the “HGR Implementing Rules”) which came into effect in July 2023. The HGR Implementing Rules have, among other things, further clarified the scope of China’s human genetic resources information, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the forbiddance on the collection, preservation and export of China’s human genetic resources by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. There remain significant uncertainties as to how various provisions of the HGR Regulation and the related laws and regulations may be interpreted and implemented. Given such uncertainty, although we have made great efforts to comply with mandatory requirements of laws and government authorities in this regard, we cannot assure you that we will be deemed at all times in full compliance with the HGR Regulation, the Biosecurity Law of the PRC, the HGR Implementing Rules and other applicable laws in our utilizing of and dealing with China’s human genetic resources. As a result, we may be exposed to compliance risks under the HGR Regulation, the Biosecurity Law of the PRC and the HGR Implementing Rules.

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

Given the amount of time required for the development, testing and regulatory review of our new product candidates such as aleniglipron, ACCG-2671, ACCG-3535, LTSE-2578 and any of our future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension) as compensation for effective patent term lost during product development and FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product candidates earlier than might otherwise be the case.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents that we own or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
●	we might not have been the first to file patent applications covering certain of the inventions we own or control;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that noncompliance with the USPTO and foreign governmental agencies requirement for a number of procedural, documentary, fee payment and other provisions during the patent process or technology export can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	pending patent applications that we own or control may not lead to issued patents;
●	issued patents that we own or control may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other foreign countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets;
●	we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims directed to our product candidates or uses thereof in the United States or in other foreign countries;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
●	countries other than the United States may have patent laws that are less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;
●	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
●	if enforced, a court may not hold that our patents are valid, enforceable and infringed;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

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

As of September 30, 2026, our executive officers, directors, large shareholders and their affiliates beneficially owned approximately 47% of the voting power of our outstanding share capital (excluding the 36,902,262 ordinary shares issued to our depositary bank for bulk issuances of ADSs reserved for future issuances upon (i) the exercise or vesting of awards granted under our equity incentive plans, and upon (ii) the sale of ADSs pursuant to the Amended and Restated ATM Sales Agreement). Therefore, these shareholders will have the ability to influence us through their ownership positions. These shareholders may be able to exert significant control over all matters requiring shareholder approval. For example, these shareholders, acting together, may be able to exert significant control over elections of directors, issuances of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These shareholders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and these shareholders may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that you may believe are in your best interest as a holder of our ADSs.

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

In addition, on August 6, 2025, we entered into the ATM Sales Agreement with the ATM Sales Agents, pursuant to which we may, from time to time, offer and sell our ADSs in at-the-market offerings, initially up to an aggregate offering amount of $250.0 million. In September 2025, we sold 3,040,000 ADSs under the ATM Sales Agreement, for gross proceeds of approximately $58.5 million. In May 2026, we entered into the Amended and Restated Sales Agreement to remove the aggregate offering limit and filed a prospectus supplement registering an additional $150.0 million in ADSs available to be sold thereunder, for an aggregate offering amount of up to $400.0 million (as of the date of this Quarterly Report, approximately $341.5 million remained available for sale). For additional information, see the section titled “Risk Factors — Risks Related to Our Limited Operating History, Financial Position and Capital Requirements — Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.”

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

Although we are incorporated in the Cayman Islands, we are treated as a U.S. corporation for U.S. federal income tax purposes and are subject to U.S. federal income tax on our worldwide income.

We are an exempted company incorporated with limited liability under the laws of the Cayman Islands. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty and there are no other taxes likely to be material to us levied by the Government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or brought within the jurisdiction of the Cayman Islands. Although it is unlikely that we will be subject to material taxes in the Cayman Islands under its current tax regime, there is no assurance that the Cayman Islands government will not impose taxes in the future, which could be material to us. In addition, there may be tax consequences if we are, for example, involved in any transfer or conveyance of immovable property in the Cayman Islands. The Cayman Islands is not party to any double tax treaties that are applicable to any payments made to or by us and there are no exchange control regulations or currency restrictions in the Cayman Islands.

However, notwithstanding our incorporation in the Cayman Islands, we are also treated as a U.S. corporation subject to U.S. federal income tax pursuant to Section 7874 of the Code, and are subject to U.S. federal income tax on our worldwide income. Accordingly, the Cayman Islands’ tax-neutral regime does not exempt our worldwide income from U.S. federal income tax. Our liability for U.S. federal income tax could have a material adverse effect on our financial condition and results of operations.

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

We are an exempted company limited by shares incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, shareholders of Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

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

There are provisions in our amended and restated memorandum and articles of association that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other shareholders. For example, as of the date of this Quarterly Report, our board of directors has the authority to issue up to 100,000,000 shares of an additional class or classes of shares, which could include preference shares. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the other classes of shares without any further vote or action by our shareholders. The issuance of such shares may delay or prevent a change of control transaction. As a result, the market price of our ADSs and the voting and other rights of our shareholders may be adversely affected. An issuance of other classes of shares may result in the loss of voting control to other shareholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

●	only one of our three classes of directors is elected each year;
●	shareholders are entitled to remove directors only for cause;
●	shareholders are not permitted to take actions by written consent; and
●	shareholders must give advance notice to nominate directors or submit proposals for consideration at annual general meetings.

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

We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involves the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produces hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Departure of Chief Technology Officer

On November 6, 2026, Yingli Ma, Ph.D. resigned from her position as Chief Technology Officer and entered into a resignation and release agreement (the “Separation Agreement”) with Shanghai ShouTi Biotechnology Co., Ltd. (“Shanghai ShouTi”), a wholly-owned subsidiary of the Company. Dr. Ma will be departing from her position as Chief Technology Officer effective as of November 13, 2026 (the “Separation Date”). The Separation Agreement, among other things, provides for Dr. Ma to continue to receive the salary and benefits through her Separation Date in accordance with the employment contract by and between Shanghai ShouTi and Dr. Ma, dated May 11, 2024 (the “Ma Employment Agreement”), addresses treatment of Dr. Ma’s equity awards and continuing obligations under the Ma Employment Agreement, effective from the Separation Date.

The foregoing description of the Separation Agreement is not complete and is subject to and qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which the Company intends to file with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2026.

Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	8-K	001-41608	3.1	February 7, 2023

4.1	Registrant’s Specimen Certificate for Ordinary Shares.	S-1/A	333-269200	4.1	January 30, 2023

4.2	Form of Deposit Agreement.	S-1/A	333-269200	4.2	January 30, 2023

4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	S-1/A	333-269200	4.3	January 30, 2023

10.1+	Offer Letter, by and between Structure Therapeutics USA Inc. and John Berrios, dated July 21, 2026.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1˄	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2˄	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Date: November 9, 2026

STRUCTURE THERAPEUTICS INC.
By:	/s/ Raymond Stevens
Raymond Stevens, Ph.D. Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jun Yoon
Jun Yoon Chief Financial Officer (Principal Financial and Accounting Officer)